Form 10-Q
period 1996-06-30
MARKER INTERNATIONAL
filed 1996-08-14
CIK 925172

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q


  [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1996
                               OR

  [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

                 Commission File Number: 0-24556


                      MARKER  INTERNATIONAL
     (Exact name of registrant as specified in its charter)

             Utah                         87-0372759
(State or other jurisdiction of    (I.R.S. Employer ID No.)
        incorporation)

                      1070 West 2300 South
                   Salt Lake City, Utah 84119
            (Address of principal executive offices)

                         (801) 972-2100
                       (Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.
                   Yes    X                 No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class of Common Stock      Outstanding at August 12, 1996
 Common Stock, $0.01 par value            10,949,127

                      MARKER  INTERNATIONAL

                        TABLE OF CONTENTS


                 Part I - Financial Information

     Item 1.    Financial Statements                                    Page

               Condensed Consolidated Balance Sheets
                    As of June 30, 1996 and March 31, 1996               3

               Condensed Consolidated Statements of Operations
                    For the Three Months Ended
                    June 30, 1996 and 1995                               5

               Condensed Consolidated Statements of Cash Flows
                    For the Three Months Ended
                    June 30, 1996 and 1995                               6

               Notes to Condensed Consolidated Financial Statements      7


     Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                    10


                   Part II - Other Information


     Item 6.    Exhibits and Reports on Form 8-K                      14

     Signatures                                                       15

                 PART I - FINANCIAL INFORMATION

              MARKER INTERNATIONAL AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                     (Dollars in Thousands)
                           (Unaudited)


                             ASSETS

                                             June 30,    March 31,
                                               1996        1996
                                           ----------   ----------
CURRENT ASSETS:
  Cash and cash equivalents                 $4,208       $6,189
  Accounts receivable, net                  18,480       22,151
  Inventories                               45,900       32,668
  Prepaid and other current assets           7,071        3,584
                                          --------     --------
         Total current assets               75,659       64,592
                                          --------     --------
PROPERTY, PLANT AND EQUIPMENT:
  Land                                         386          386
  Building and improvements                  4,826        4,912
  Machinery and equipment                   19,420       19,973
  Furniture, fixtures and office
   equipment                                 3,695        4,225
  Construction in progress                   1,399          913
                                           -------      -------
                                            29,726       30,409
  Less accumulated depreciation and
   amortization                            (16,896)     (17,288)
                                          --------      -------
         Net property, plant and
          equipment                         12,830       13,121
                                          --------      -------

INVESTMENT IN UNCONSOLIDATED SUBSIDIARY     25,822        6,832
                                          --------      -------
OTHER ASSETS                                 2,706        2,720
                                          --------      -------
                                          $117,017      $87,265
                                          ========      =======










   The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

              MARKER INTERNATIONAL AND SUBSIDIARIES
        CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                     (Dollars in Thousands)
                           (Unaudited)


              LIABILITIES AND SHAREHOLDERS' EQUITY

                                             June 30,    March 31,
                                              1996         1996
                                           ---------    ----------
CURRENT LIABILITIES:
  Notes payable to banks                    $47,074      $30,556
  Current maturities of long-term debt        7,505        7,576
  Current maturities of Series A Bonds,
   issued to a related party                  3,500        3,500
  Accounts payable                            2,251        2,899
  Other current liabilities                   6,079        6,514
                                            -------      -------
         Total current liabilities           66,409       51,045
                                            -------      -------
LONG-TERM DEBT, net of current maturities     4,742        5,452
                                            -------      -------
SERIES A BONDS, issued to a related
party, net of current maturities             10,000       10,000
                                            -------      -------

NOTES PAYABLE to DNR Sportsystem
  shareholders (Note 4)                      19,409            -

SHAREHOLDERS' EQUITY:
  Preferred stock, $0.01 par value,
    5,000,000 authorized and none issued          -            -
  Common stock, $0.01 par value,
    25,000,000 shares authorized, 8,449,127
    and 8,447,877 shares issued and
    outstanding respectively                     84           84
  Additional paid-in capital                 21,540       21,531
  Accumulated deficit                        (5,253)      (1,293)
  Cumulative foreign currency translation
    adjustments                                  86          446
                                            -------     --------
         Total shareholders' equity          16,457       20,768
                                            -------     --------
                                           $117,017      $87,265
                                           ========     ========



   The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

              MARKER INTERNATIONAL AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        (Dollars in Thousands, Except Per Share Amounts)
                           (Unaudited)


                                                 For the Three Months
                                                    Ended June 30,
                                                 --------------------
                                                  1996       1995
                                                 ------     ------
NET SALES                                        $1,624    $2,244
COST OF SALES                                       843     2,118
                                                 ------    ------
GROSS PROFIT                                        781       126
                                                 ------    ------
OPERATING EXPENSES:
  Selling                                         2,341     2,617
  General and administrative                      2,537     2,711
  Research and development                          661       721
  Warehousing and shipping                          314       292
                                                 ------    ------
                                                  5,853     6,341
                                                 ------    ------

OPERATING LOSS                                   (5,072)   (6,215)
                                                 ------    ------
OTHER INCOME (EXPENSE):
  Interest expense                               (1,021)   (1,090)
  Equity in losses of unconsolidated subsidiary     (80)      -
  Other, net                                        (14)      187
                                                 ------    ------
                                                 (1,115)     (903)
                                                 ------    ------

LOSS BEFORE PROVISION FOR INCOME TAXES           (6,187)   (7,118)

BENEFIT FOR INCOME TAXES                          2,227     2,847
                                                 ------    ------
NET LOSS                                        $(3,960)  $(4,271)
                                                =======   =======

NET LOSS PER COMMON SHARE                        $(0.46)   $(0.51)
                                                 ======    ======

WEIGHTED AVERAGE SHARES OUTSTANDING           8,563,207 8,446,877
                                              ========= =========







   The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

              MARKER INTERNATIONAL AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Dollars in Thousands)
                           (Unaudited)


                                               For the Three Months
                                                 Ended June 30,
                                              ---------------------
                                                 1996        1995
                                                ------      ------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                      $(3,960)     $(4,271)
 Adjustments to reconcile net income to
  net cash used in operating activities:
  Depreciation and amortization                    784          794
  Equity in earnings of unconsolidated
   subsidiary                                       80           -
  Change in assets and liabilities:
      Decrease in accounts receivable, net       3,478        3,127
      Increase in inventories                  (14,124)     (15,343)
      Increase in prepaid and other assets      (3,560)      (2,907)
      (Decrease) increase in accounts payable     (483)         946
      Decrease in other current liabilities       (273)      (1,211)
                                               -------       ------

NET CASH USED FOR OPERATING ACTIVITIES         (18,058)     (18,865)
                                               -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment      (717)        (217)
  Equity investment                                 -        (5,374)
                                                ------       ------
NET CASH USED FOR INVESTING ACTIVITIES            (717)      (5,591)
                                                ------       ------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on notes payable to banks      17,429       16,434
  Issuance of common stock from stock
   options exercised                                 9          -
  Proceeds from issuance of long-term debt         -          5,271
  Principal payments on long-term debt            (601)        (590)
                                               -------       ------
NET CASH PROVIDED BY FINANCING ACTIVITIES       16,837       21,115
                                               -------       ------
Effect of foreign exchange rate changes
 on cash                                           (43)         141
                                               -------       ------

Net decrease in cash and cash equivalents       (1,981)      (3,200)
Cash and cash equivalents at beginning of
 period                                          6,189       12,281
                                               -------       ------

CASH AND CASH EQUIVALENTS AT END OF PERIOD      $4,208       $9,081
                                                ======       ======




   The accompanying notes to condensed consolidated financialstatements are an integral part of these condensed consolidated statements.

              MARKER INTERNATIONAL AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


Note 1.  Interim Financial Statements

     The accompanying condensed consolidated financial statements include the accounts of Marker International and its subsidiaries (the "Company"). The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally required in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to fairly present the financial position, results of operations and cash flows for the periods presented.

     The  results of operations for the three months  ended  June
30, 1996, are not necessarily indicative of the results to be expected for the full fiscal year.


Note 2.  Cash and Cash Equivalents

     Cash and cash equivalents include investments in certificates of deposit with original maturities of less than 30 days and restricted cash. The Company has granted a security interest in a $3.5 million time deposit held in the Company's name at a United States branch of a German bank. This deposit is restricted for use as collateral on borrowings from such bank.


Note 3.  Inventories

     Inventories include direct materials, direct labor and manufacturing overhead costs and are recorded at the lower of cost (using the first-in, first-out method) or market. The major classes of inventories are as follows (in thousands):

              MARKER INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           (Unaudited)


                                     June 30, 1996        March 31, 1996
                                     -------------        --------------
     Raw materials                       $  103                $  489
     Work in process                      5,199                 2,551
     Finished goods                      40,598                29,628
                                        -------               -------
                                        $45,900               $32,668
                                        =======               =======


Note 4.  Investment in DNR Sportsystem

     On June 26, 1996 the Company completed its acquisition of an additional 55% of the common shares of DNR Sportsystem Ltd. ("DNR"), a Swiss Corporation, for approximately $19.4 million. Marker International's total ownership of DNR Sportsystem is now 80%. To finance the purchase of the additional shares, the Company issued short-term promissory notes, which mature on August 31, 1996. In connection with the issuance of the
promissory  notes,  the  Company  purchased  a  forward   foreign
exchange contract to assure a favorable exchange rate upon maturity of the notes payable. The Company will use the proceeds from a secondary public offering of primary shares of common stock (see Note 5) and obtain additional long-term debt to retire the promissory notes upon maturity and, as a result, have classified these notes as long-term obligations.

     DNR   Sportsystem  is  a  leading  developer,  marketer  and
distributor of snowboards, snowboard boots, snowboard bindings and other related products, primarily under the trade names of "DNR(R)", "Sims(R)" and "Santa Cruz(R)."

     DNR's operating headquarters are located in Zurich, Switzerland. DNR has a calendar year end, and as a foreign entity does not have the same reporting requirements as the Company. Consistent with prior reporting periods, the Company uses a 90-day lag in reporting its equity portion of DNR's operating results. As such, for the quarter ended June 30, 1996, the Company accounted for its investment in DNR using the equity method of accounting and, therefore, recorded its 25% interest in DNR's net loss for DNR's quarter ended March 31, 1996.

              MARKER INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           (Unaudited)


The   Company   will   begin  reporting  consolidated   financial
information related to its 80% interest in DNR in the quarter ending September 30, 1996.


Note 5.  Stock Offering

     Subsequent to June 30, 1996, in connection with a secondary public offering of primary shares of the Company's common stock, the Company issued 2,500,000 shares of common stock and received net proceeds of approximately $13.9 million. The Company intends to utilize the net proceeds to satisfy a portion of the short-term promissory notes issued to current DNR shareholders (see
Note 4).

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


     The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

General

     Marker International is a leading designer, developer, manufacturer and marketer of alpine ski bindings in the United States and throughout the world. The Company is a holding company which operates through its subsidiaries, Marker Deutschland GmbH ("Marker Germany"), Marker USA, Marker Japan, Ltd. ("Marker Japan"), Marker Canada, Ltd. ("Marker Canada"), and Marker Austria GmbH ("Marker Austria"). Substantially all of the Company's ski bindings are manufactured by Marker Germany, which also distributes bindings in Germany, to subsidiaries of the Company and to independent distributors in countries where the Company does not have a distribution subsidiary. Marker USA and Marker Japan each has its own sales force and marketing departments for sales and marketing of bindings and related parts directly to retailers in the United States, and to both retailers and wholesalers in Japan, respectively. Marker Canada distributes the Company's ski bindings into Canada which are then sold through an independent distributor. Marker Austria distributes the Company's ski bindings into Austria through an independent sales force. Marker AG, a Swiss holding company and subsidiary of the Company, holds a 25% equity interest in DNR Sportsystem (which is included in the aggregate 80% interest in DNR Sportsystem held by the Company), an entity which develops, markets, and distributes snowboards, snowboard boots, snowboard bindings and other related products. Marker Ltd., also a subsidiary of the Company, designs, distributes and sells to retailers the Company's clothing, gloves and luggage products for skiing and other recreational activities. The principal markets for the Company's products are North America, Europe and Asia.

     Marker Germany receives payment primarily in German marks ("Marks") for ski bindings sold. For subsidiaries of the Company (principally Marker USA and Marker Japan), Marker Germany may allow payment for ski bindings sold to be made in the functional currency of the subsidiary. Marker Germany or the distribution subsidiary, as applicable, routinely enter into forward foreign exchange contracts with financial institutions in order to fix the cost of converting the functional currency to Marks. Sales prices for the ski bindings offered to the subsidiaries and ultimately the price the subsidiaries offer for the sale of the ski bindings to their customers are based upon, among other things, the rate afforded by the forward foreign exchange contracts and market conditions. Accordingly, the relationship of the exchange rate between the functional

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS - (continued)


currency of the subsidiary and the Mark has a direct impact on the results of operations of the subsidiary as such exchange rate fluctuations affect the cost of the products sold by the distribution subsidiary. Due to the nominal amount of sales activity routinely recorded by the Company during its first fiscal quarter, currency fluctuations against forward foreign exchange contracts had an insignificant effect upon the operating results of the Company during the fiscal quarter ended June 30, 1996.

     Each of the Company's distribution subsidiaries operates and maintains its accounting records in the functional currency of the country in which it operates. In accordance with United States generally accepted accounting principles, upon consolidation of these subsidiaries in the Company's consolidated financial statements, the assets, liabilities, revenues and expenses of each of the Company's foreign subsidiaries are translated at the appropriate exchange rate prevailing during the period. Therefore, the Company's assets, liabilities and results of operations are subject to fluctuations in forward foreign exchange contract rates and translation effects which can vary as a result of fluctuations in the exchange rates between the functional currencies of such foreign subsidiaries and the United States dollar ("Dollar").

     For the three months ended June 30, 1996, average exchange rates between the Dollar and the Mark and the Dollar and the Yen resulted in an effective decrease in the value of the Mark against the Dollar and the Yen against the Dollar of approximately 9% and 25%, respectively, compared to the corresponding period of the prior year. Such currency exchange activity resulted in corresponding fluctuations in the value of the revenues and expenses of Marker Germany and Marker Japan when converted to Dollars, compared to the corresponding period of the prior fiscal year.

     The Company's business is seasonal in nature. Consistent with this seasonal nature and the ski industry in general, the Company historically records a relatively small percentage of its annual net sales during its first fiscal quarter. The Company historically records a majority of its sales during its second and third fiscal quarters and to a lesser extent during its fourth fiscal quarter.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS - (continued)


Results of Operations

Comparison of the three months ended June 30, 1996 with the three months ended June 30, 1995

     Consistent with the seasonal nature of the Company and the ski industry in general, the Company has historically recorded a small percentage of its annual net sales during its first fiscal quarter. These sales amounts have historically represented less than 2% of the Company's annual net sales and are primarily attributable to close-out products sold late in the ski season. As such, sales results and gross profit margins are not necessarily indicative of the results to be expected for the full year.

     Operating expenses for the three months ended June 30,  1996 decreased slightly due to favorable foreign exchange rates used to consolidate the operating expenses of Marker Germany and Marker Japan from their functional currency to Dollars.

     Interest expense for the three months ended June 30, 1996 decreased to $1.0 million, compared to $1.1 million for the corresponding period of the prior fiscal year. The primary reason for the decrease is the reduced outstanding balance of the Series A Bonds and favorable exchange rates used to translate interest expense from Marks to Dollars and Yen to Dollars.

     The income tax benefit recognized for the three months ended June 30, 1996 and 1995 was calculated using the estimated consolidated annual effective tax rate which considers the effective tax rates of domestic and foreign tax jurisdictions.


Liquidity and Capital Resources

     The   Company's  primary  cash  requirements  are  for   raw
materials inventory for production, finished goods inventory, funding of accounts receivable, capital expenditures and strategic business acquisitions. Historically, the Company's primary sources of cash for its business activities have been cash flows from operations and borrowings under its lines of credit and term loans.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS - (continued)


     At June 30, 1996, the Company had working capital of $9.3 million, compared to $13.5 million as of March 31, 1996. The decrease in working capital is primarily the result of routine seasonal borrowing on the Company's credit lines to finance the purchase and production of inventory and to fund operating expenses during the Company's seasonally low revenue first quarter.

     On June 26, 1996, the Company completed the acquisition of an additional 55% of DNR, thus increasing the Company's total ownership of DNR to 80%. Consistent with prior reporting periods, the Company uses a 90 day lag in reporting its share of DNR's operating results. Accordingly, for the quarter ended June 30, 1996, the Company accounted for its acquisition of the additional shares of DNR under the equity method of accounting rather than consolidating such results at June 30.

     The Company issued short-term promissory notes to finance its acquisition of the additional shares of DNR. However, the approximately $13.9 million proceeds from a secondary public offering of primary shares of the Company's common stock which occurred subsequent to June 30, 1996, and additional long-term debt will be used in retiring the promissory notes upon maturity.

     At June 30, 1996, the Company's primary sources of liquidity consisted of cash and short-term investments and available borrowings under lines of credit. The Company has approximately $57.4 million available in short-term credit facilities, of which approximately $47.1 million had been borrowed as of June 30, 1996. Substantially all of the Company's credit lines are secured by inventory and receivables. The Company believes that it will have adequate bank lines to meet its cash flow demands during fiscal 1997.

                   PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     a)   Exhibits:
           2.1 Share Purchase and Shareholders Agreement among Lucio Roffi, Gregor Furrer & Partner Holding AG and Marker International, dated June 11, 1996 (filed as exhibit 2(a) to the Company's Current Report on Form 8-K dated June 19, 1996 and incorporated herein by reference)

           2.2   Letter Agreement between Lucio Roffi and  Marker
                 International, dated June 11, 1996  (filed  as
                 exhibit 2(b) to the Company's  Current    Report
                 on Form  8-K  dated  June  19,  1996  and
                 incorporated  herein   by reference)

           2.3   Intentionally Omitted

           2.4 Short-term Promissory Note for CHF 12,084,832.65 executed by the Company and payable in full to Gregor Furrer & Partner Holding AG on or prior to August 31, 1996 (filed as exhibit 2(c) to the Company's Current Report on Form 8-K dated July 11, 1996 and incorporated herein by reference)

           2.5 Short-term Promissory Note for CHF 12,084,832.65 executed by the Company and payable in full to Lucio Roffi on or prior to August 31, 1996 (filed as exhibit 2(d) to the Company's Current Report on Form 8-K dated July 11, 1996 and incorporated herein by reference)

          10.20 Loan Agreement between Marker Deutschland GmbH and Bayerische Hypotheken-und Wechsel-Bank ("Hypo Bank") for DM1,180,100 to be used for product research and development.(dagger)

          21.1   Updated listing of Subsidiaries of the Registrant(dagger)


     b)   Reports Filed on Form 8-K:

          1.   Current Report on Form 8-K dated June 19, 1996

          2. Current Report on Form 8-K dated July 11, 1996, including the Consolidated Balance Sheets of DNR Sportsystem and its subsidiaries as of December 31, 1994 and 1995, the related Consolidated Statements of Income and Retained Earnings and Cash Flows for each of the three years in the period ended December 31, 1995.
______________________
(dagger) Filed herewith.

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             MARKER INTERNATIONAL
                                                  Registrant

Dated:  August 12, 1996         /s/  Henry E. Tauber
                                Henry E. Tauber
                                Chairman of the Board,
                                President and Chief
                                Executive Officer

Dated:  August 12, 1996         /s/  Brad L. Stewart
                                Brad L. Stewart
                                Vice President - Finance
                                and Administration
                                (Chief Financial Officer and
                                Chief Accounting Officer)