Form 10-Q
period 1996-09-30
MARKER INTERNATIONAL
filed 1996-11-14
CIK 925172

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 1996
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number: 0-24556


                              MARKER INTERNATIONAL
             (Exact name of registrant as specified in its charter)

                   Utah                                       87-0372759
(State or other jurisdiction of incorporation)         (I.R.S. Employer ID No.)

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
                                 Yes X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class of Common Stock                       Outstanding at November 13, 1996
Common Stock, $0.01 par value                              11,129,127

                              MARKER INTERNATIONAL

                                TABLE OF CONTENTS


                         Part I - Financial Information

Item 1.   Financial Statements                                             Page

          Condensed Consolidated Balance Sheets
                 As of September 30, 1996 and March 31, 1996                 3

          Condensed Consolidated Statements of Operations
                 For the Three Months and Six Months
                 Ended   September 30, 1996 and 1995                         5

          Condensed Consolidated Statements of Cash Flows
                 For the Six Months Ended
                 September 30, 1996 and 1995                                 6

          Notes to Condensed Consolidated Financial Statements               7


Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                      10


                           Part II - Other Information

Item 1.  Legal Proceedings                                                  16

Item 6.   Exhibits and Reports on Form 8-K                                  16

Signatures                                                                  17

                         PART I - FINANCIAL INFORMATION

                      MARKER INTERNATIONAL AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (Dollars in Thousands) (Unaudited)

===================================================================================================================

                                     ASSETS

                                                                              September 30,             March 31,
                                                                                  1996                    1996

CURRENT ASSETS:
     Cash and cash equivalents                                                $     8,915            $     6,189
     Accounts receivable, net                                                      52,149                 22,151
     Inventories                                                                   41,473                 32,668
     Prepaid and other current assets                                               6,965                  3,584
                                                                              -----------            -----------
              Total current assets                                                109,502                 64,592
                                                                              -----------            -----------

PROPERTY, PLANT AND EQUIPMENT:
     Land                                                                             386                    386
     Building and improvements                                                      4,874                  4,912
     Machinery and equipment                                                       22,631                 19,973
     Furniture, fixtures and office equipment                                       3,881                  4,225
     Construction in progress                                                       1,786                    913
                                                                              -----------            -----------
                                                                                   33,558                 30,409
     Less accumulated depreciation and amortization                               (17,353)               (17,288)
                                                                              -----------            -----------
              Net property, plant and equipment                                    16,205                 13,121
                                                                              -----------            -----------

INVESTMENT IN UNCONSOLIDATED SUBSIDIARY                                                -                   6,832
                                                                              -----------            -----------

INTANGIBLE ASSETS                                                                  21,173                     -
                                                                              -----------            -----------

OTHER ASSETS                                                                        2,634                  2,720
                                                                              -----------            -----------
                                                                              $   149,514            $    87,265
                                                                              ===========            ===========








      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                      MARKER INTERNATIONAL AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in Thousands)
                                   (Unaudited)

===================================================================================================================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                               September 30,             March 31,
                                                                                   1996                    1996

CURRENT LIABILITIES:
     Notes payable to banks                                                   $    62,875            $    30,556
     Current maturities of long-term debt                                           2,143                  7,576
     Current maturities of Series A Bonds, issued
         to a related party                                                         3,500                  3,500
     Accounts payable                                                               8,042                  2,899
     Other current liabilities                                                      8,033                  6,514
                                                                              -----------            -----------
              Total current liabilities                                            84,593                 51,045
                                                                              -----------            -----------

LONG-TERM DEBT, net of current maturities                                          19,657                  5,452
                                                                              -----------            -----------

SERIES A BONDS, issued to a related party,
     net of current maturities                                                     10,000                 10,000
                                                                              -----------            -----------

MINORITY INTEREST                                                                   1,179                     -
                                                                              -----------            -----------

SHAREHOLDERS' EQUITY:
     Preferred stock, $0.01 par value, 5,000,000
         authorized and none issued                                                    -                  -
     Common stock, $0.01 par value, 25,000,000
         shares authorized, 11,129,127 and 8,447,877
         shares issued and outstanding, respectively                                  111                     84
     Additional paid-in capital                                                    36,293                 21,531
     Accumulated deficit                                                           (2,369)                (1,293)
     Cumulative foreign currency translation adjustments                               50                    446
                                                                              -----------            -----------
              Total shareholders' equity                                           34,085                 20,768
                                                                              -----------            -----------
                                                                              $   149,514            $    87,265
                                                                              ===========            ===========

      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                      MARKER INTERNATIONAL AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)

===================================================================================================================


                                                         For the Three Months  Ended        For the Six Months
                                                                September 30,               Ended September 30,
                                                            1996            1995           1996           1995

     NET SALES                                            $ 31,718        $ 30,008       $ 33,224        $ 32,252
     COST OF SALES                                          19,163          16,311         20,006          18,167
                                                          --------        --------       --------        --------
     GROSS PROFIT                                           12,555          13,697         13,218          14,085
                                                          --------        --------       --------        --------

     OPERATING EXPENSES:
          Selling                                            3,159           3,399          5,500           6,016
          General and administrative                         2,170           2,287          4,589           4,998
          Research and development                             769             529          1,430           1,250
          Warehousing and shipping                             442             397            756             689
                                                          --------        --------       --------        --------
                                                             6,540           6,612         12,275          12,953
                                                          --------        --------       --------        --------

     OPERATING INCOME                                        6,015           7,085            943           1,132
                                                          --------        --------       --------        --------
     OTHER INCOME (EXPENSE):
          Interest expense                                  (1,264)         (1,527)        (2,285)         (2,617)
          Equity in losses of
              unconsolidated subsidiary                       (201)             -            (281)             -
          Other, net                                           (44)            778            (58)            703
                                                          --------        --------       ---------       --------
                                                            (1,509)           (749)        (2,624)         (1,914)
                                                          --------        --------       --------        --------

     INCOME (LOSS) BEFORE (PROVISION) BENEFIT FOR
          INCOME TAXES                                       4,506           6,336         (1,681)           (782)

     (PROVISION) BENEFIT FOR
          INCOME TAXES                                      (1,622)         (2,534)           605             313
                                                          ---------       ---------      --------        --------

     NET INCOME (LOSS)                                    $  2,884        $  3,802       $ (1,076)       $   (469)
                                                          ========        ========       ========        ========

     NET INCOME (LOSS)
           PER COMMON SHARE                               $   0.28        $   0.45       $  (0.11)       $  (0.06)
                                                          ========        ========       ========        ========

     WEIGHTED AVERAGE SHARES OUTSTANDING
                                                         10,457,658      8,512,550      9,515,425       8,476,203
                                                         ==========      =========      =========       =========


      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                      MARKER INTERNATIONAL AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

===================================================================================================================

                                                                                      For the Six Months
                                                                                      Ended September 30,
                                                                                    1996                  1995

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                    $  (1,076)            $    (469)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                                                 1,602                 1,609
     Equity in earnings of unconsolidated subsidiary                                 281                    -
     Change in assets and liabilities net of effects from the purchase of DNR:
        Increase in accounts receivable, net                                     (24,765)              (21,440)
        Increase in inventories                                                   (8,642)              (14,748)
        Increase in prepaid and other assets                                      (3,461)               (1,646)
        Increase (decrease) in accounts payable                                    1,256                  (306)
         Increase in other current liabilities                                     1,620                 2,413
                                                                               ---------             ---------
NET CASH USED FOR OPERATING ACTIVITIES                                           (33,185)              (34,587)
                                                                               ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                                   (3,612)               (1,466)
     Equity investment in DNR                                                          -                (5,367)
     Payment for purchase of DNR, net of cash acquired                           (14,469)                   -
                                                                               ---------             ---------
NET CASH USED FOR INVESTING ACTIVITIES                                           (18,081)               (6,833)
                                                                               ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings on notes payable to banks                                     33,587                28,159
     Proceeds from issuance of common stock, net                                  14,789                    -
     Proceeds from issuance of long-term debt                                      7,656                 6,723
     Principal payments on long-term debt                                         (1,582)               (1,283)
                                                                               ---------             ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                         54,450                33,599
                                                                               ---------             ---------

Effect of foreign exchange rate changes on cash                                     (458)                  491
                                                                               ---------             ---------

Net Increase (decrease) in cash and cash equivalents                               2,726                (7,330)
Cash and cash equivalents at beginning of period                                   6,189                12,281
                                                                               ---------             ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $   8,915             $   4,951
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

         The results of operations for the three and six months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.


Note 2.  Cash and Cash Equivalents

         Cash and cash equivalents include investments in certificates of deposit with original maturities of less than 30 days and restricted cash. The Company has granted a security interest in a $3.5 million time deposit held in the Company's name at a United States branch of a German bank. This deposit is restricted for use as collateral for borrowings from such bank.


Note 3.  Inventories

         Inventories include direct materials, direct labor and manufacturing overhead costs and are recorded at the lower of cost (using the first-in, first-out method) or market. The major classes of inventories are as follows (in thousands):

                      MARKER INTERNATIONAL AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


                                                              September 30, 1996            March 31, 1996
                                                             --------------------           --------------

         Raw materials                                          $       87                  $      489
         Work in process                                             2,674                       2,551
         Finished goods                                             38,712                      29,628
                                                                ----------                  ----------
                                                                $   41,473                  $   32,668
                                                                ==========                  ==========


Note 4.  Investment in DNR Sportsystem

         On June 26, 1996 the Company completed its acquisition of an additional 55% of the common shares of DNR Sportsystem Ltd. ("DNR"), a Swiss Corporation, for approximately $19.8 million. Marker International's total ownership of DNR Sportsystem is now 80%. The Company used the proceeds from a secondary public offering of primary shares of common stock (see Note 6) and long-term debt to finance the purchase of the additional shares of DNR.

         DNR Sportsystem is a leading developer, marketer and distributor of snowboards, snowboard boots, snowboard bindings and other related products, primarily under the trade names of "DNR(R)", "Santa Cruz(R)" and "Sims(R)."

         DNR's operating headquarters are located in Switzerland. DNR has a calendar year end and, as a foreign entity, does not have the same reporting requirements as the Company. Consistent with prior reporting periods, the Company uses a 90-day lag in reporting its equity portion of DNR's operating results. As such, for the quarter ended September 30, 1996, the Company accounted for its share of DNR's operations using the equity method of accounting and, therefore, recorded its 25% interest in DNR's net loss for DNR's quarter and six months ended June 30, 1996. The Company consolidated the June 30, 1996 balance sheet of DNR in its consolidated balance sheet at September 30, 1996, which is consistent with the 90-day lag in reporting.

                      MARKER INTERNATIONAL AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

Note 5.  Intangible Assets

         Intangible assets totaling $21.2 million have been recorded from the 80% purchase of DNR. These intangible assets result from the excess of the consideration paid for DNR over the fair value of DNR's net assets at the date of acquisition. Intangible assets, consisting of trade names and goodwill, are amortized using a straight-line method over lives ranging from 5 to 30 years.

Note 6.  Stock Offering

         On July 23,1996, the Company closed on its secondary public offering of primary shares of the Company's common stock. On August 21, 1996, the Company closed on the overallotment option granted to the underwriters in connection with the secondary offering. The Company issued 2,500,000 shares of common stock in connection with the secondary offering and 180,000 shares of common stock in connection with the related overallotment option and received aggregate net proceeds of approximately $14.8 million. The Company utilized such net proceeds to finance the purchase of the additional shares of DNR (see Note 4).

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


         The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

General

         Marker International is a leading designer, developer, manufacturer and marketer of alpine ski bindings in the United States and throughout the world. The Company is a holding company which operates through its subsidiaries, Marker Deutschland GmbH ("Marker Germany"), Marker USA, Marker Japan, Ltd. ("Marker Japan"), Marker Canada, Ltd. ("Marker Canada"), and Marker Austria GmbH ("Marker Austria"). Substantially all of the Company's ski bindings are manufactured by Marker Germany, which also distributes bindings in Germany, to subsidiaries of the Company and to independent distributors in countries where the Company does not have a distribution subsidiary. Marker USA and Marker Japan each has its own sales force and marketing departments for sales and marketing of bindings and related parts directly to retailers in the United States, and to both retailers and wholesalers in Japan, respectively. Marker Canada distributes the Company's ski bindings into Canada which are then sold through an independent distributor. Marker Austria distributes the Company's ski bindings into Austria through an independent sales force. Marker AG, a Swiss holding company and subsidiary of the Company, holds a 80% interest in DNR Sportsystem Ltd., an entity which develops, markets, and distributes snowboards, snowboard boots, snowboard bindings and other related products ("DNR"). Marker Ltd., also a subsidiary of the Company, designs, distributes and sells to retailers the Company's clothing, gloves and luggage products for skiing and other recreational activities. The principal markets for the Company's products are North America, Europe and Asia.

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

         For the three months ended September 30, 1996, average exchange rates between the Dollar and the Mark, and the Dollar and the Yen, resulted in an effective decrease in the value of the Mark against the Dollar, and the Yen against the Dollar, of approximately 6% and 16%, respectively, compared to the corresponding period of the prior year. Such decrease resulted in a corresponding decrease in the value of the revenues and expenses of Marker Germany and Marker Japan when converted to Dollars, compared to the corresponding period of the prior fiscal year.

         For the six months ended September 30, 1996, average exchange rates between the Dollar and the Mark and between the Dollar and the Yen resulted in an effective decrease in value of the Mark and the Yen against the Dollar of approximately 7% and 20% , respectively, compared to the corresponding period of the prior fiscal year. Such decrease resulted in a corresponding decrease in the value of revenues and expenses of Marker Germany and Marker Japan when converted to Dollars, compared to the corresponding period of the prior fiscal year.

         The Company's business is seasonal in nature. Consistent with this seasonal nature and the ski industry in general, the Company historically records a relatively small percentage of its annual net sales during its first fiscal quarter and records a majority of its sales during its second and third fiscal quarters and to a lesser extent during its fourth fiscal quarter.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (continued)


Results of Operations

Comparison of the three months ended September 30, 1996 with the three months ended September 30, 1995

         Net sales for the quarter ended September 30, 1996, increased to $31.7 million, compared to $30.0 million for the corresponding quarter of the prior fiscal year. The increase in sales is primarily attributable to the timing of early season sales of entry level product in Japan.

         Gross profit for the quarter ended September 30, 1996, decreased to $12.6 million, or 39.7% of net sales, compared to $13.7 million, or 45.7% of net sales, for the corresponding quarter of the prior fiscal year. The decrease in gross profit is attributable to the timing of shipments in the early season of some special Jr. models which have a lower gross margin than the Company's normal product line.

         Operating expenses for the quarter ended September, 30, 1996, decreased to $6.5 million, compared to $6.6 million for the corresponding quarter of the prior fiscal year. The decrease in operating expenses is primarily a result of the cost cutting efforts of Marker Japan and the effect of translating Marker Japan's operating expenses from Yen to Dollars during consolidation (See Management's Discussion and Analysis - General, for discussion of foreign exchange).

         Interest expense for the quarter ended September 30, 1996, decreased to $1.3 million, compared to $1.5 million for the corresponding quarter of the prior fiscal year. The primary reason for the decrease is the reduced outstanding balance of Series A Bonds and the effect of rates used to translate interest from Marks to Dollars and Yen to Dollars during consolidation (See Management's Discussion and Analysis - General, for discussion of foreign exchange).

         Other income for the quarter ended September 30, 1996, decreased approximately $0.8 million, compared to the corresponding quarter of the prior fiscal year. The decrease relates to foreign exchange gains of approximately $0.8 million which were recognized in the quarter ended September 30, 1995. No similar foreign exchange gains were realized in the quarter ended September 30, 1996.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (continued)

         The provisions for income taxes for the quarters ended September 30, 1996 and 1995 were calculated using the estimated consolidated annual effective tax rate which considers the effective tax rates of domestic and foreign tax jurisdictions.

Comparison of the six months ended September 30, 1996 with the six months ended September 30, 1995

         Net sales for the six months ended September 30, 1996, increased to $33.2 million, compared to $32.3 million for the corresponding period of the prior fiscal year. The increase in sales is primarily attributable to the timing of early season sales of entry level product in Japan.

         Gross profit for the six months ended September 30, 1996, decreased to $13.2 million, or 39.8% of net sales, compared to $14.1 million, or 43.7% of net sales, for the corresponding period of the prior fiscal year. The decrease in gross profit is attributable to the timing of shipments in the early season of some special Jr. models which have a lower gross margin than the Company's normal product line.

         Operating expenses for the six months ended September 30, 1996, decreased to $12.3 million, compared to $13.0 million for the corresponding period of the prior fiscal year. The decrease in operating expenses is primarily a result of the cost cutting efforts of Marker Japan and the effect of translating Marker Japan's operating expenses from Yen to Dollars during consolidation (See Management's Discussion and Analysis - General, for discussion of foreign exchange).

         Interest expense for the six months ended September 30, 1996, decreased to $2.3 million, compared to $2.6 million for the corresponding period of the prior fiscal year. The primary reason for the decrease is the reduced outstanding balance of Series A Bonds and the effect of rates used to translate interest from Marks to Dollars and Yen to Dollars during consolidation (See Management's Discussion and Analysis - General, for discussion of foreign exchange).

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (continued)

         Other income for the six months ended September 30, 1996, decreased approximately $0.8 million, compared to the corresponding period of the prior fiscal year. The decrease relates to foreign exchange gains of approximately $0.8 million which were recognized in the six months ended September 30, 1995. No similar foreign exchange gains were realized in the six months ended September 30, 1996.


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

         At September 30, 1996, the Company had working capital of $24.9 million, compared to $13.5 million as of March 31, 1996. The increase in working capital is primarily the result of the consolidation of DNR which contributed approximately $7.6 million to working capital at September 30, 1996. In addition, the Company refinanced certain long-term debt which at March 31, 1996 was classified as current maturities of long-term debt.

         On June 26, 1996, the Company completed the acquisition of an additional 55% of DNR, increasing the Company's total ownership of DNR to 80%. The total purchase price for the additional 55% of DNR was approximately $19.8 million. The Company financed the purchase with aggregate net proceeds from a secondary offering of common stock of approximately $14.8 million and proceeds from long-term borrowings of approximately $5.0 million.

         The Company is currently constructing a snowboard manufacturing facility in Salt Lake City, Utah. At September 30, 1996, the Company had disbursed approximately $3.7 million for construction of the building and for machinery and equipment. The Company has borrowings, under a construction loan, associated with the facility of approximately $0.9 million and has funded approximately $2.8 million with short-term bank lines. The Company expects to finance the completed facility with long-term debt.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (continued)

          At September 30, 1996, the Company's primary sources of liquidity consisted of cash and short-term investments and available borrowings under lines of credit. The Company has approximately $72.1 million available in short-term credit facilities, of which approximately $62.9 million had been borrowed as of September 30, 1996. Substantially all of the Company's credit lines are secured by inventory and receivables. The Company believes that it will have adequate bank lines to meet its cash flow demands during fiscal 1997.


Recent Events

         On September 26, 1996, Thomas P. Sims ("Sims") filed an action with Superior Court of California for the County of Santa Barbara (the "Action") against the Company and DNR relating to a license agreement dated as of September 8, 1991 between Sims and DNR ( the "License"). Sims alleges, among other things, that the Company and DNR are promoting products (including DNR's Soft Boot Binding Interface System, the "Interface System") that unfairly compete with Sims' products and that DNR has breached the License. In addition, by letter dated September 27, 1996, Sims notified DNR of his intention to terminate the License and , pursuant to the terms of the License, initiated arbitration proceedings against DNR by filing a demand for arbitration (the "Arbitration"). Through these proceedings, Sims seeks to enjoin DNR from using the Sims name and trademark, which are licensed to DNR under the License and from conducting activities related to the Interface System. Sims also seeks monetary damages from and equitable and declaratory relief against the Company and DNR.

         On November 5, 1996, DNR filed its answer and counterclaims against Sims in both the Arbitration and Action. The Company is in the process and intends to file their answers and counterclaim in the near future.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

                  On September 26, 1996, Thomas P. Sims ("Sims") filed an action with Superior Court of California for the County of Santa Barbara (the "Action") against the Company and DNR relating to a license agreement dated as of September 8, 1991 between Sims and DNR ( the "License"). Sims alleges, among other things, that the Company and DNR are promoting products (including DNR's Soft Boot Binding Interface System, the "Interface System") that unfairly compete with Sims' products and that DNR has breached the License. In addition, by letter dated September 27, 1996, Sims notified DNR of his intention to terminate the License and, pursuant to the terms of the License, initiated arbitration proceedings against DNR by filing a demand for arbitration (the "Arbitration"). Through these proceedings, Sims seeks to enjoin DNR from using the Sims name and trademark, which are licensed to DNR under the License and from conducting activities related to the Interface System. Sims also seeks monetary damages from and equitable and declaratory relief against the Company and DNR.

                  On November 5, 1996, DNR filed its answer and counterclaims against Sims in both the Arbitration and Action. The Company is in the process and intends to file their answers and counterclaim in the near future.


Item 6.  Exhibits and Reports on Form 8-K

         a)       Exhibits:

                  None




         b)       Reports Filed on Form 8-K:

                  None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                            MARKER INTERNATIONAL
                                                                 Registrant

Dated:  November 13, 1996               /s/  Henry E. Tauber
                                        --------------------
                                        Henry E. Tauber
                                        Chairman of the Board,
                                        President and Chief
                                        Executive Officer

Dated:  November 13, 1996               /s/  Brad L. Stewart
                                        --------------------
                                        Brad L. Stewart
                                        Vice President - Finance
                                        and Administration
                                        (Chief Financial Officer and
                                        Chief Accounting Officer)
                                        Chairman of the Board,