Form 10-Q/A
period 1996-06-30
MARKER INTERNATIONAL
filed 1996-11-15
CIK 925172

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q/A


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

          27.1   Financial Data Schedule

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

                                             MARKER INTERNATIONAL
                                                  Registrant

Dated:  November 15, 1996       /s/  Henry E. Tauber
                                Henry E. Tauber
                                Chairman of the Board,
                                President and Chief
                                Executive Officer

Dated:  November 15, 1996       /s/  Brad L. Stewart
                                Brad L. Stewart
                                Vice President - Finance
                                and Administration
                                (Chief Financial Officer and
                                Chief Accounting Officer)