Form 10-Q
period 1996-12-31
MARKER INTERNATIONAL
filed 1997-02-14
CIK 925172

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                For the quarterly period ended December 31, 1996
                                       OR

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

    Class of Common Stock                       Outstanding at February 13, 1997
Common Stock, $0.01 par value                             11,129,127

                              MARKER INTERNATIONAL

                                TABLE OF CONTENTS


                         Part I - Financial Information

Item 1.   Financial Statements                                              Page

                  Condensed Consolidated Balance Sheets
                           As of December 31, 1996 and March 31, 1996          3

                  Condensed Consolidated Statements of Operations
                           For the Three Months and Nine Months
                           Ended   December 31, 1996 and 1995                  5

                  Condensed Consolidated Statements of Cash Flows
                           For the Nine Months Ended
                           December 31, 1996 and 1995                          6

                  Notes to Condensed Consolidated Financial Statements         7


Item 2.   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                   10


                  Part II - Other Information

Item 1.  Legal Proceedings                                                    16

Item 6.   Exhibits and Reports on Form 8-K                                    16

Signatures                                                                    17

                         PART I - FINANCIAL INFORMATION

                      MARKER INTERNATIONAL AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (Dollars in Thousands) (Unaudited)

=================================================================================================================


                                     ASSETS

                                                                            December 31,             March 31,
                                                                                 1996                    1996

CURRENT ASSETS:
     Cash and cash equivalents                                                $    17,868            $     6,189
     Accounts receivable, net                                                      52,783                 22,151
     Inventories                                                                   34,050                 32,668
     Prepaid and other current assets                                               4,926                  3,584
                                                                              -----------            -----------
              Total current assets                                                109,627                 64,592
                                                                              -----------            -----------

PROPERTY, PLANT AND EQUIPMENT:
     Land                                                                             386                    386
     Building and improvements                                                      4,904                  4,912
     Machinery and equipment                                                       24,960                 19,973
     Furniture, fixtures and office equipment                                       4,198                  4,225
     Construction in progress                                                       2,510                    913
                                                                              -----------            -----------
                                                                                   36,958                 30,409
     Less accumulated depreciation and amortization                               (18,620)               (17,288)
                                                                              -----------            -----------
              Net property, plant and equipment                                    18,338                 13,121
                                                                              -----------            -----------

INVESTMENT IN UNCONSOLIDATED SUBSIDIARY                                                -                   6,832
                                                                              -----------            -----------

INTANGIBLE ASSETS, net of amortization                                             20,955                     -
                                                                              -----------            -----------

OTHER ASSETS                                                                        2,791                  2,720
                                                                              -----------            -----------
                                                                              $   151,711            $    87,265
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

                      MARKER INTERNATIONAL AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in Thousands)
                                   (Unaudited)

==================================================================================================================


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                            December 31,              March 31,
                                                                                 1996                    1996

CURRENT LIABILITIES:
     Notes payable to banks                                                   $    58,199            $    30,556
     Current maturities of long-term debt                                           1,293                  7,576
     Current maturities of Series A Bonds, issued
         to a related party                                                         4,500                  3,500
     Accounts payable                                                               8,635                  2,899
     Other current liabilities                                                     12,075                  6,514
                                                                              -----------            -----------
              Total current liabilities                                            84,702                 51,045
                                                                              -----------            -----------

LONG-TERM DEBT, net of current maturities                                          20,122                  5,452
                                                                              -----------            -----------

SERIES A BONDS, issued to a related party,
     net of current maturities                                                      5,500                 10,000
                                                                              -----------            -----------

MINORITY INTEREST                                                                   2,189                     -
                                                                              -----------            -----------

SHAREHOLDERS' EQUITY:
     Preferred stock, $0.01 par value, 5,000,000
         authorized and none issued                                                    -                      -
     Common stock, $0.01 par value, 25,000,000
         shares authorized, 11,129,127 and 8,447,877
         shares issued and outstanding, respectively                                  111                     84
     Additional paid-in capital                                                    36,293                 21,531
     Accumulated earnings (deficit)                                                 3,049                 (1,293)
     Cumulative foreign currency translation adjustments                             (255)                   446
                                                                              -----------            -----------
              Total shareholders' equity                                           39,198                 20,768
                                                                              -----------            -----------
                                                                              $   151,711            $    87,265
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

                      MARKER INTERNATIONAL AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)

==================================================================================================================


                                                         For the Three Months  Ended       For the Nine Months
                                                               December 31,                 Ended December 31,
                                                            1996            1995           1996           1995

     NET SALES                                            $ 60,305        $ 33,965       $ 93,529        $ 66,217
     COST OF SALES                                          39,656          20,070         59,662          37,765
                                                          --------        --------       --------        --------
     GROSS PROFIT                                           20,649          13,895         33,867          28,452
                                                          --------        --------       --------        --------

     OPERATING EXPENSES:
          Selling                                            4,950           4,250         10,450          10,266
          General and administrative                         4,121           2,529          8,710           7,527
          Research and development                             924             412          2,354           1,662
          Warehousing and shipping                             565             456          1,321           1,145
                                                          --------        --------       --------        --------
                                                            10,560           7,647         22,835          20,600
                                                          --------        --------       --------        --------

     OPERATING INCOME                                       10,089           6,248         11,032           7,852
                                                          --------        --------       --------        --------
     OTHER INCOME (EXPENSE):
          Interest expense                                  (1,326)         (1,424)        (3,611)         (4,041)
          Equity in income (loss) of
              unconsolidated subsidiary                          -             607           (281)            607
          Other, net                                           713              76            655             307
                                                          --------        --------       --------        --------
                                                              (613)           (741)        (3,237)         (3,127)
                                                          --------        --------       --------        --------
     INCOME BEFORE MINORITY INTEREST AND PROVISION
          FOR INCOME TAXES                                   9,476           5,507          7,795           4,725


     MINORITY INTEREST                                      (1,010)              -         (1,010)             -
                                                          --------         -------       --------        --------
     INCOME BEFORE PROVISION FOR INCOME TAXES                8,466          5,507           6,785          4,725

     PROVISION FOR INCOME TAXES                             (3,048)        (2,007)         (2,443)        (1,694)
                                                           --------        -------        --------        -------


     NET INCOME                                           $  5,418       $  3,500        $  4,342       $  3,031
                                                          ========        ========       ========        ========

     NET INCOME PER COMMON SHARE                          $   0.49       $   0.40        $   0.43       $   0.35
                                                          ========        ========       ========       ========

     WEIGHTED AVERAGE COMMON SHARES OUTSTANDING         11,129,127      8,732,331      10,004,702      8,655,279
                                                         ==========      =========     ==========       =========


      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                      MARKER INTERNATIONAL AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

=================================================================================================================


                                                                                     For the Nine Months
                                                                                      Ended December 31,
                                                                                 1996                  1995
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                  $   4,342             $   3,031
   Adjustments to reconcile net income to net cash
     used in operating activities:
     Depreciation and amortization                                                 2,756                 2,317
      Minority interest in income                                                  1,010                    -
     Equity in (income) loss of unconsolidated subsidiary                            281                  (607)
     Change in assets and liabilities net of effects from the
     purchase of DNR:
        Increase in accounts receivable, net                                     (25,836)              (20,269)
        Increase in inventories                                                   (1,570)               (7,651)
        Increase in prepaid and other assets                                      (1,567)                 (605)
        Increase (decrease) in accounts payable                                      815                  (849)
        Increase in other current liabilities                                      4,516                   688
                                                                               ---------             ---------
NET CASH USED FOR OPERATING ACTIVITIES                                           (15,253)              (23,945)
                                                                               ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                                   (7,342)               (2,027)
     Equity investment in DNR                                                         -                 (5,410)
     Proceeds from disposition of equipment                                          591                   139
     Payment for purchase of DNR, net of cash acquired                           (14,469)                   -
                                                                               ---------             --------
NET CASH USED FOR INVESTING ACTIVITIES                                           (21,220)               (7,298)
                                                                               ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings on notes payable to banks                                     29,403                22,146
     Proceeds from issuance of common stock, net                                  14,789                    -
     Proceeds from issuance of long-term debt                                     10,118                 8,205
     Principal payments on Series A Bonds                                         (3,500)               (3,500)
     Principal payments on other long-term debt                                   (2,582)               (2,791)
                                                                               ---------             ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                         48,228                24,060
                                                                               ---------             ---------

Effect of foreign exchange rate changes on cash                                      (76)                1,521
                                                                               ----------            ---------
Net increase (decrease) in cash and cash equivalents                              11,679                (5,662)
Cash and cash equivalents at beginning of period                                   6,189                12,281
                                                                               ---------             ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $  17,868             $   6,619
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

         The results of operations for the three and nine months ended December 31, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.


Note 2.  Cash and Cash Equivalents

         Cash and cash equivalents include investments in certificates of deposit with original maturities of less than 30 days and restricted cash. The Company has granted a security interest in a $2.0 million time deposit held in the Company's name at a United States branch of a German bank. This deposit is restricted for use as collateral for borrowings from such bank.


Note 3.  Inventories

         Inventories include direct materials, direct labor and manufacturing overhead costs and are recorded at the lower of cost (using the first-in, first-out method) or market. The major classes of inventories are as follows (in thousands):

                      MARKER INTERNATIONAL AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


                                December 31, 1996             March 31, 1996
                               -------------------            --------------
         Raw materials            $      399                  $      489
         Work in process               4,936                       2,551
         Finished goods               28,715                      29,628
                                  ----------                  ----------
                                  $   34,050                  $   32,668
                                  ==========                  ==========


Note 4.  Investment in DNR Sportsystem

         On June 26, 1996 the Company completed its acquisition of an additional 55% of the common shares of DNR Sportsystem Ltd. ("DNR"), a Swiss Corporation, for approximately $19.8 million. As a result of the acquisition, Marker International's total ownership of DNR Sportsystem increased to 80%. The Company used the proceeds from a secondary public offering of primary shares of common stock (see Note 6) and long-term debt to finance the purchase of the additional shares of DNR.

         DNR Sportsystem is a leading developer, marketer and distributor of snowboards, snowboard boots, snowboard bindings and other related products, primarily under the trade names of "DNR(R)" and "Santa Cruz(R)".

         DNR Sportsystem has a calendar year end and, as a foreign entity, does not have the same reporting requirements as the Company. Consistent with prior reporting periods, the Company uses a 90-day lag in reporting DNR's financial information. As such, DNR's operating results for its third quarter, which began July 1, 1996, and ended September 30, 1996, are consolidated in Marker's third quarter which ended December 31, 1996. As stated above, the Company completed the acquisition of an additional 55% of DNR Sportsystem Ltd. in June 1996, bringing its total ownership to 80%. Prior to its 80% ownership, the Company accounted for its then 25% investment in DNR using the equity method of accounting.

                      MARKER INTERNATIONAL AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

         The following pro forma information presents a summary of consolidated results of operations of the Company and DNR as if the Company had owned 80% of DNR on April 1, 1996 and 1995. Pro forma adjustments have been made to give effect to amortization of goodwill, interest expense on acquisition debt and certain other adjustments. These pro forma results have been prepared for comparative purposes only. They do not purport to be indicative of the results of operations which actually would have resulted had the Company owned 80% of DNR on April 1, 1996 and 1995, or of future results of operations of the consolidated entities.

                                                Nine months ended December 31,
                                              1996                         1995
                                           --------                     --------
Net Sales                                  $ 98,392                     $ 87,799
Operating income                              9,128                       10,417
Net income                                    3,506                        4,189
Earnings per common share                  $   0.32                     $   0.38


Note 5.  Intangible Assets

         Intangible assets totaling $21.2 million have been recorded as a result of the additional purchase of DNR common shares, bringing the Company's total ownership to 80%. These intangible assets result from the excess of the consideration paid for DNR over the fair market value of DNR's net assets at the date of acquisition. Intangible assets are amortized using the straight-line method over lives ranging from 5 to 30 years.

Note 6.  Stock Offering

         On July 23,1996, the Company closed on its secondary public offering of primary shares of the Company's common stock. On August 21, 1996, the Company closed on the overallotment option granted to the underwriters in connection with the secondary offering. The Company issued 2,500,000 shares of common stock in connection with the secondary offering and 180,000 shares of common stock in connection with the related overallotment option and received aggregate net proceeds of approximately $14.8 million. The Company utilized such net proceeds to partly finance the purchase of the additional shares of DNR.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

General

         Marker International is a leading designer, developer, manufacturer and marketer of alpine ski bindings in the United States and throughout the world. The Company is a holding company which operates through its subsidiaries, Marker Deutschland GmbH ("Marker Germany"), Marker USA, Marker Japan, Ltd. ("Marker Japan"), Marker Canada, Ltd. ("Marker Canada"), and Marker Austria GmbH ("Marker Austria"). Substantially all of the Company's ski bindings are manufactured by Marker Germany, which also distributes bindings in Germany, to subsidiaries of the Company and to independent distributors in countries where the Company does not have a distribution subsidiary. Marker USA and Marker Japan each has its own sales force and marketing departments for sales and marketing of bindings and related parts directly to retailers in the United States, and to both retailers and wholesalers in Japan, respectively. Marker Canada distributes the Company's ski bindings into Canada which are then sold through an independent distributor. Marker Austria distributes the Company's ski bindings into Austria through an independent sales force. Marker AG, a Swiss holding company and subsidiary of the Company, holds an 80% interest in DNR Sportsystem Ltd., an entity which develops, markets, and distributes snowboards, snowboard boots, snowboard bindings and other related products ("DNR"). Marker Ltd., also a subsidiary of the Company, designs, distributes and sells to retailers the Company's clothing, gloves and luggage products for skiing and other recreational activities. The principal markets for the Company's products are North America, Europe and Asia.

         Marker Germany receives payment primarily in German marks ("Marks") for ski bindings sold. For subsidiaries of the Company (principally Marker USA and Marker Japan), Marker Germany may allow payment for ski bindings sold to be made in the functional currency of the subsidiary. Marker Germany or the distribution subsidiary, as applicable, routinely enters into forward foreign exchange contracts with financial institutions in order to fix the cost of converting the functional currency to Marks. Sales prices for the ski bindings offered to the subsidiaries and ultimately the price the subsidiaries offer for the sale of the ski bindings to their customers are based upon, among other things, the rate afforded by the forward foreign exchange contracts and market conditions.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (continued)

Accordingly, the relationship of the exchange rate between the functional currency of the subsidiary and the Mark has a direct impact on the results of operations of the subsidiary as such exchange rate fluctuations affect the cost of the products sold by the distribution subsidiary.

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

         For the three months ended December 31, 1996, average exchange rates between the Dollar and the Mark and between the Dollar and the Yen resulted in an effective decrease in the value of the Mark against the Dollar and the Yen against the Dollar of approximately 7% and 11%, respectively, compared to the corresponding period of the prior year. Such decrease resulted in a corresponding decrease in the value of the revenues and expenses of Marker Germany and Marker Japan when converted to Dollars, compared to the corresponding period of the prior fiscal year.

         For the nine months ended December 31, 1996, average exchange rates between the Dollar and the Mark and between the Dollar and the Yen resulted in an effective decrease in the value of the Mark against the Dollar and the Yen against the Dollar of approximately 7% and 17% , respectively, compared to the corresponding period of the prior fiscal year. Such decrease resulted in a corresponding decrease in the value of revenues and expenses of Marker Germany and Marker Japan when converted to Dollars, compared to the corresponding period of the prior fiscal year.

         The Company's business is seasonal in nature. Consistent with this seasonal nature and the ski and snowboard industries in general, the Company historically records a relatively small percentage of its annual net sales during its first fiscal quarter and records a majority of its sales during its second and third fiscal quarters and to a lesser extent during its fourth fiscal quarter.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (continued)

Results of Operations

Comparison of the three months ended December 31, 1996 with the three months ended December 31, 1995

         Net sales for the quarter ended December 31, 1996, increased to $60.3 million, compared to $34.0 million for the corresponding quarter of the prior fiscal year. The increase in sales is primarily attributable to the consolidation of DNR's third quarter (July 1, 1996 through September 30, 1996) net sales into the Company's operating results for the three months ended December 31, 1996 (See Note 4).

         Gross profit for the quarter ended December 31, 1996, increased to $20.6 million, or 34.2% of net sales, compared to $13.9 million, or 40.9% of net sales, for the corresponding quarter of the prior fiscal year. The increase in gross profit is attributable to the consolidation of DNR's operating results. The decrease in gross profit as a percentage of sales is primarily a result of lower gross margins recognized by DNR, compared to the consolidated margin percentage of the Company's other subsidiaries. Historically, DNR has recognized gross margin only on sales of its products to distributors at the wholesale level, unlike the Company's other subsidiaries, which recognize gross margin from sales of their products at the production, wholesale and distribution levels.

         Operating expenses for the quarter ended December 31, 1996, increased to $10.6 million, compared to $7.6 million for the corresponding quarter of the prior fiscal year. The overall increase in operating expenses is primarily a result of consolidating DNR's operating expenses for the quarter, with those of the Company. In addition, research and development expenses increased approximately $0.5 million, compared to the same quarter of the prior fiscal year.

         Interest expense for the quarter ended December 31, 1996, decreased to $1.3 million, compared to $1.4 million for the corresponding quarter of the prior fiscal year. The primary reasons for the decrease in interest expense are a lower outstanding balance of Series A Bonds and lower interest rates on borrowings.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (continued)

         Other income for the quarter ended December 31, 1996, increased approximately $0.6 million, compared to the corresponding quarter of the prior fiscal year. The increase is primarily a result of realized and unrealized exchange gains recognized at the Company's German subsidiary.

         The provisions for income taxes for the quarters ended December 31, 1996 and 1995 were calculated using the estimated consolidated annual effective tax rate which considers the effective tax rates of domestic and foreign tax jurisdictions.

Comparison of the nine months ended December 31, 1996 with the nine months ended December 31, 1995

         Net sales for the nine months ended December 31, 1996, increased to $93.5 million, compared to $66.2 million for the corresponding period of the prior fiscal year. The increase in sales is primarily attributable to the consolidation of DNR's operating results .

         Gross profit for the nine months ended December 31, 1996, increased to $33.9 million, or 36.3% of net sales, compared to $28.5 million, or 43.1% of net sales, for the corresponding period of the prior fiscal year. The increase in gross profit is attributable to the consolidation of DNR's operating results. The decrease in gross profit as a percentage of sales is primarily a result of lower gross margins recognized by DNR, compared to the consolidated margin percentage of the Company's other subsidiaries.

         Operating expenses for the nine months ended December 31, 1996, increased to $22.8 million, compared to $20.6 million for the corresponding period of the prior fiscal year. The overall increase in operating expenses is primarily a result of consolidating DNR's operating expenses into those of the Company. In addition, research and development expenses increased approximately $0.7 million, compared to the corresponding period of the prior fiscal year.

         Interest expense for the nine months ended December 31, 1996, decreased to $3.6 million, compared to $4.0 million for the corresponding period of the prior fiscal year. The primary reasons for the decrease in interest expense are a lower outstanding balance of Series A Bonds and lower interest rates on borrowings.

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

         At December 31, 1996, the Company had working capital of $24.9 million, compared to $13.5 million as of March 31, 1996. The increase in working capital is primarily the result of the consolidation of DNR, which contributed approximately $10.7 million to working capital at December 31, 1996. In addition, the Company refinanced certain long-term debt, which at March 31, 1996, was classified as current maturities of long-term debt.

         On June 26, 1996, the Company completed the acquisition of an additional 55% of DNR, increasing the Company's total ownership of DNR to 80%. The total purchase price for the additional 55% of DNR was approximately $19.8 million. The Company financed the purchase with aggregate net proceeds from a secondary offering of primary shares of its common stock of approximately $14.8 million and proceeds from long-term borrowings of approximately $5.0 million.

         The Company is near completion of the construction of its snowboard manufacturing facility in Salt Lake City, Utah. At December 31, 1996, the Company had disbursed approximately $2.5 million for construction of the building and approximately $2.8 million for machinery and equipment. The Company has borrowings, under a construction loan, associated with the facility of approximately $1.6 million and has funded approximately $3.7 million with short-term bank lines. The Company expects to finance the completed facility with long-term debt.






 .
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (continued)

         At December 31, 1996, the Company's primary sources of liquidity consisted of cash and short-term investments and available borrowings under lines of credit. The Company has approximately $58.8 million available in short-term credit facilities, of which approximately $54.3 million had been borrowed as of December 31, 1996. Substantially all of the Company's credit lines are secured by inventory and receivables. The Company believes that it will have adequate bank lines to meet its cash flow demands during fiscal 1997.

Recent Events

         On September 26, 1996, Thomas P. Sims ("Sims") filed an action (the "Action") in the Superior Court of California for the County of Santa Barbara (the "Superior Court") against the Company and DNR relating to a license agreement dated as of September 8, 1991 between Sims and DNR ( the "License"). Sims alleged, among other things, that the Company and DNR were promoting products (including DNR's Soft Boot Binding Interface System, the "Interface
System") that unfairly competed with Sims' products and that DNR had breached the License. In addition, by letter dated September 27, 1996, Sims notified DNR of his intention to terminate the License and, pursuant to the terms of the License, initiated arbitration proceedings against DNR by filing a demand for arbitration (the "Arbitration"). Through these proceedings, Sims sought to enjoin DNR from using the Sims name and trademark which were licensed to DNR under the License, and from producing and marketing the Interface System. Sims sought monetary damages from and equitable and declaratory relief against the Company and DNR.

         On November 27, 1996, the Superior Court granted Sims' request for a preliminary injunction against the Company and DNR. The Superior Court's ruling prevents DNR from manufacturing, shipping, selling or distributing snowboard products with the Sims mark, pending the outcome of the Arbitration. The Superior Court, however, refused to grant Sims' request that DNR be enjoined from producing and marketing the Interface System under the "DNR" and other brand names. Additionally, the preliminary injunction does not restrict the right of DNR to produce and market snowboards and related products under brand names other than Sims.






           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (continued)

         The preliminary injunction is not a final judgment and factual findings made by the Superior Court in the preliminary injunction proceeding are not binding upon the arbitrator. In the Arbitration, Sims has filed a claim against DNR for breach of the License and DNR has in the arbitration filed a counterclaim against Sims for wrongful termination of the License. The Arbitration hearing is scheduled to take place over a four week period beginning June 16, 1997. Under the terms of the License, the arbitrator's award is binding on the parties and is not subject to appeal or further court review except for extraordinary circumstances. The Action has been stayed while the Arbitration is pending.


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         See the description set forth in Part I of this Quarterly Report on Form 10-Q under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Events." Such description updates the Legal Proceedings set forth in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996.


Item 6.  Exhibits and Reports on Form 8-K

         a)       Exhibits:

                  10.21  Second  Restated  and Amended Promissory Note Agreement
                         with    Bayerischi      Hypotheken-und     Wechsel-Bank
                         ("Hypo Bank") for a DM    7,284,205.42 loan

                  10.22 Amended and Restated Conditional Pledge Agreement and Assignment with Hypo Bank for a $2.0 million time deposit.


         b)       Reports Filed on Form 8-K:

                  None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                            MARKER INTERNATIONAL
                                                                 Registrant

Dated:  February 13, 1997        /s/  Henry E. Tauber
                                 --------------------
                                 Henry E. Tauber
                                 Chairman of the Board,
                                 President and Chief
                                 Executive Officer

Dated:  February 13, 1997        /s/  Brad L. Stewart
                                 --------------------
                                 Brad L. Stewart
                                 Vice President - Finance
                                 and Administration
                                 (Chief Financial Officer and
                                 Chief Accounting Officer)