Form 10-K
period 1997-03-31
MARKER INTERNATIONAL
filed 1997-06-30
CIK 925172

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

   [x]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    For the fiscal year ended March 31, 1997
                                       OR
   [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the transition period from _______ to _______

                         Commission File Number: 0-24556
                              MARKER INTERNATIONAL
             (Exact name of registrant as specified in its charter)

                    Utah                                       87-0372759
       (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                     Identification No.)

            1070 West 2300 South
            Salt Lake City, Utah                                 84119
   (Address of principal executive office)                     (Zip Code)

          Registrant's telephone number, including area code: (801) 972-2100

           Securities registered pursuant to Section 12(b) of the Act: None

              Securities registered pursuant to Section 12(g) of the Act:
                                 Title of Class
                     Common Stock, par value $.01 per share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes X No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

      The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 2, 1997 (based upon the average of closing bid and ask prices as of such date) was $28,499,211.

      The number of shares of Common Stock outstanding as of June 2, 1997 was 11,129,127.

                   Documents incorporated by reference: None.

                                    FORM 10-K
                              MARKER INTERNATIONAL
                                TABLE OF CONTENTS

                                       PART I
                                                                            Page

ITEM 1       Business                                                         3

ITEM 2       Properties                                                      11

ITEM 3       Legal Proceedings                                               12

ITEM 4       Submission of Matters to a Vote of Security Holders             13

                                     PART II

ITEM 5       Market for the Registrant's Common Equity
                       and Related Stockholder Matters                       14

ITEM 6       Selected Consolidated Financial Data                            15

ITEM 7       Management's Discussion and Analysis of Consolidated
                       Financial Condition and Results of Operations         16

ITEM 8       Consolidated Financial Statements and
                       Supplementary Data                                    22

ITEM 9       Changes in and Disagreements with Accountants
                       on Accounting and Financial Disclosure                22

                                      PART III

ITEM 10      Directors and Executive Officers of the Registrant              23

ITEM 11      Executive Compensation                                          25

ITEM 12      Security Ownership of Certain Beneficial
                       Owners and Management                                 27

ITEM 13      Certain Relationships and Related Transactions                  28

                                     PART IV

ITEM 14      Exhibits, Consolidated Financial Statement
                       Schedules and Reports on Form 8-K                     31

SIGNATURES                                                                   38

                                    PART I

      This form 10-K contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of
1934). Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the Securities and Exchange Commission or otherwise. Statements contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions referenced above. Forward-looking statements may include, but are not limited to, projections of revenue, income or loss and capital expenditures, statements regarding future operations, financing needs, compliance with financial covenants in loan agreements, plans for acquisition or sale of assets or businesses and consolidation of operations of newly acquired businesses, and plans relating to products or services of the Company, assessments of materiality, predictions of future events and the effects of pending and possible litigation, as well as assumptions relating to the foregoing. In addition, when used in this discussion, the words "anticipates," "believes," "estimates," "expects," "intends," "plans" and variations thereof and similar expressions are intended to identify forward-looking statements.

      Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this Annual Report. Statements in this Annual Report, particularly in "Item 1. Business," "Item 3. Legal Proceedings," the Notes to Consolidated Financial Statements and "Item 7. Management's
Discussion and Analysis of Financial Condition and Results of Operations," describe certain factors, among others, that could contribute to or cause such differences. Other factors that could contribute to or cause such differences include, but are not limited to, unanticipated developments in any one or more of the following areas: the rate and consumer acceptance of new product introductions, competition, the number and nature of customers and their product orders, pricing, foreign manufacturing, sourcing and sales (including foreign government regulation, trade and importation concerns and fluctuation in exchange rates), borrowing costs, changes in taxes due to changes in the mix of U.S. and non-U.S. revenue, pending or threatened litigation, the availability of key personnel and other risks factors which may be detailed from time to time in the Company's Securities and Exchange Commission filings.

      Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

Item 1.  Business

General

      Marker International ("Marker" or the "Company") is a leading designer, developer, manufacturer and marketer of alpine ski bindings in the United States and throughout the world. Marker had total annual sales equal to $126.4 million in fiscal 1997, compared to $16.0 million in 1984, when Henry E. Tauber, the Company's Chairman of the Board and President, acquired the Company. Marker International is a holding company which operates through its subsidiaries, Marker Deutschland GmbH ("Marker Germany"), Marker USA, Marker Japan Co., Ltd. ("Marker Japan"), Marker Austria GmbH ("Marker Austria") and Marker Canada, Ltd. ("Marker Canada"). Substantially all of the Company's ski bindings are manufactured by Marker Germany, which also distributes bindings in Germany, to subsidiaries of the Company, and to independent distributors in countries where the Company does not have a distribution subsidiary. Marker Ltd., also a subsidiary of the Company, designs, distributes and sells to retailers the Company's clothing, gloves and luggage products for skiing and other recreational activities. The principal markets for the Company's products are North America, Europe and Asia.

      In addition, Marker International, through its 80% owned subsidiary, DNR Sportsystem Ltd. ("DNR"), and its newly created and wholly-owned subsidiaries, DNR USA, Inc.("DNR USA"), DNR North America, Inc. ("DNR North America") and DNR Japan Co., Ltd. ("DNR Japan"), is a leading designer, developer, manufacturer and marketer of snowboards, Interface Step-in SYSTEMSTM, traditional snowboard bindings and snowboard boots. DNR Sportsystem Ltd. designs, develops and distributes snowboards and related products throughout the world. DNR USA manufactures snowboards for distribution worldwide under the Santa CruzTM and DNRTM brand names. DNR North America and DNR Japan, through their own sales force market snowboards, Interface Step-in SystemsTM, snowboard bindings and boots directly to retailers in the United States and Japan, respectively.

      In June of 1995, the Company acquired a 25% equity interest in DNR. In June of 1996, the Company acquired an additional 55% of the common shares of DNR, bringing its total ownership in DNR to 80%. The Company's 80% interest in DNR is held by the Company's wholly-owned subsidiary, Marker AG.

      In July of 1996, the Company closed a secondary public offering of the Company's Common Stock. In connection therewith, the Company issued 2,680,000 shares of Common Stock, including 180,000 shares issued in connection with the closing of the underwriters over-allotment option. The Company received aggregate net proceeds of approximately $14.8 million and utilized such net proceeds to partly finance the purchase of the additional shares of DNR.

      During fiscal 1997, the Company formed DNR USA, to manufacture snowboards at a state-of-the-art snowboard production facility in Salt Lake City, Utah. In addition, the Company formed DNR North America and DNR Japan, as distribution companies for snowboards and related products in the United States and Japan, respectively.

      In January of 1997, the Company completed construction of its 56,608 square foot snowboard manufacturing facility located in Salt Lake City, Utah.

Products

      Ski Bindings

      The Company designs, develops, manufactures and distributes ski bindings consisting of more than 30 high quality models. The models range from high performance racing models, such as the Logic M9.1 Turbo SC RacingTM and other top-end models featuring the Company's patented Selective Control SystemTM, BiometricTM Programmed Upward Release and Comshock PistonTM, to the children's M9 model. Suggested retail prices in the United States of such models range from $115 to $395. Each model is available in a variety of colors selected by the Company based on an analysis of consumer preferences.

      In addition to a ski binding's primary function of attaching a ski to a ski boot, the binding serves as a safety mechanism. The timing of a binding's release mechanism is significant in both its retention and release functions. When a skier applies an amount of force to a ski binding that exceeds the safety setting of the binding, the binding is designed to release the ski boot from the ski in order to decrease the risk of injury to the skier. Therefore, a binding must be designed to recognize specific levels of force exerted against it.

      Marker bindings feature LogicTM, TwincamTM, and Gliding AFDTM technology. The Company developed the patented LogicTM, TwincamTM, and Gliding AFDTM technology, which together tightly couple the ski boot and binding toe-piece, resulting in a binding system that is designed not to be affected by contamination between the ski boot and binding. In addition, certain models of Marker bindings also feature either the Company's BiometricTM, Full SpectrumTM or V-TECHTM technology. These technologies allow the ski boot to be released from a binding at any angle in a 180 degree spectrum, thereby increasing skier safety.

      Snowboard, Interface, Bindings and Boots

      The Company designs, develops, manufacturers and distributes snowboards and offers more than 40 models designed for novice to world-class snowboard riders. The Company's line of snowboards accommodates the needs of a full range of snowboarding styles, including racers, freeriders, freestylers and freecarvers. The snowboards range in suggested retail price, in the United States, from approximately $230 to $500.

      The Company seeks to apply innovative technologies to the manufacture of snowboards. Innovations introduced by the Company include the SplitTM snowboard which features two independent Lightweight Sensor Wood Cores with Isocore connecting the cores. Isocore is used in the Company's top-end models to enhance edge hold and tracking, making it possible to easily and quickly change the arc of a turn while on edge. Lightweight Sensor Wood Cores are also used in top-end models to enhance snowboard durability and performance. The use of torsion frame and carbon torsion frame construction by the Company increases snowboard edge pressure.

      In addition to providing technologically advanced snowboards, the Company produces creative graphics for its snowboards. The Company believes that the use of transparent constructions, three-dimensional topsheets and innovative color schemes have helped to establish it as a leader in snowboard graphic design. One of the Company's high performance snowboard models, the H-Type Riders Choice, which is marketed under the Santa Cruz brand name, has been exhibited for its design at the Museum of Modern Art in New York City.

      Snowboard bindings connect the snowboard rider to the snowboard and can have a significant affect on the performance of the board. In 1996, the Company introduced a technologically advanced soft boot Interface Step-in SystemTM for snowboarders. The Interface Step-in SystemTM was developed by the Company and Tecnica(R), a leading ski and snowboard boot manufacturer. The Company believes that the new Interface Step-in SystemTM includes innovative features which provide entry and exit convenience and incorporates a new soft boot design which offers comfort, mobility and more precise power transmission and edge pressure distribution than was previously available in the industry. The Interface Step-in SystemTM has a suggested retail price, in the United States, ranging from $250 to $450.

      The Company offers more than 15 models of traditional soft boot snowboard bindings that incorporate lightweight designs and high grade materials. In developing its traditional snowboard bindings, the Company seeks to provide durability, comfort, ease of use and performance for riders of all levels.

      The Company has developed a wide range of snowboard boots for snowboard riders of varying riding types, ages and abilities. The Company has more than 15 models that incorporate innovative technologies, including one-piece linerless softboot construction, laceless liner, gel-cushioned soles and dual-density shock absorbing soles.

      Soft Goods

      The Company designs, distributes and markets apparel for adults and children, gloves and ski and non-ski luggage. The Company's clothing line features quality, functional and versatile performance wear for year-round sports and recreational activities available at a wide range of prices.

      In October 1995, Marker Ltd. was selected by the Salt Lake Olympic Organizing Committee for the 2002 Olympic Winter Games ("SLOC") as the licensee for the sale in the state of Utah of winter outerwear, polar fleece, luggage and gloves with the imprint and embroidery of the 2002 Olympic Winter Games. In February 1996, Marker Ltd. was selected as licensee for the sale in the state of Utah of T-shirts, sweatshirts, golf shirts and related apparel with the imprint and embroidery of the 2002 Olympic Winter Games. In January 1997, both of these contracts were extended through December 31, 1997 and the distribution territory was expanded to include several states.

      The Company's apparel lines, gloves and luggage are sold year round to retailers mainly in the United States through Marker Ltd.'s own sales force.

Marketing

      The Company actively advertises and markets its products. The Company spends the majority of its advertising budget on advertisements in ski and snowboard magazines, such as Skiing Magazine, Ski Magazine, Snow Country, Powder Magazine, Snowboarder and Transworld Snowboarding in the United States, and similar magazines in foreign markets.

      To increase brand recognition, in addition to offering technologically advanced bindings, the Company aggressively markets the Marker brand name. To influence its presence in retail shops, the Company devotes resources to maintaining and improving its relationships with retailers and shop personnel so that they will use Marker products and recommend them to their retail customers. In this regard, the Company, through its sales force, conducts in-shop sales clinics. In addition, the Company, as part of the United States Authorized Retailer Program, requires that all authorized retail shops employ a technician who has been trained and certified by the Company concerning the installation and adjustment of Marker bindings. Additionally, the Company sells its bindings to the sales staff of its retailers and to professional skiers at special prices so that they will be able to recommend the Company's products as a result of personal experience.

      To foster recognition of the Marker brand name, the Company also establishes endorsement relationships with national ski teams and racing professionals. These endorsement contracts typically run from one to two years and provide for a base payment to the racer, with additional payments for placing in a competition. Racers using and endorsing Marker bindings have been among the winners in World Cup, World Championship and Olympic competitions. Many of the United States' best-known skiers, including 1996 World Alpine Downhill champion Picabo Street, three-time World Cup Champion and Olympic Gold medalist Phil Mahre, World Champions Steve Mahre and Tamara McKinney and Olympic Gold medalist Stein Eriksen, endorse and use Marker bindings.

      Many Olympic, World Cup and professional ski competitions have been won by racers endorsing and using Marker bindings. Skiers endorsing and using Marker bindings dominated the 1997 FIS World Championships held in Sestrieres, Italy in February 1997, winning more medals than any other company: 3 Gold, 3 Silver and

4 Bronze. The 1997 World Championship Gold medalists endorsing and using Marker bindings included Michael Von Gruenigen of Switzerland in the Alpine Giant Slalom, Isolde Kostner of Italy in the Alpine Super G and Renate Goetschl of Austria in the Alpine Downhill.

      Skiers endorsing and using Marker bindings also excelled in the season long 1997 FIS World Cup competition. Marker skiers include Pernilla Wiberg of Sweden, the 1997 Women's Overall World Cup Champion and Slalom World Cup Champion, Hilde Gerg of Germany, the Women's 1997 Super G World Cup Champion, Renate Goetschl of Austria, the Women's 1997 Downhill World Cup Champion, and Michael Von Gruenigen of Switzerland, the Men's 1997 Giant Slalom World Cup Champion. Hans Hofer of Austria was the Men's 1997 US Pro Tour Overall Champion. The Company believes that winning World Cup, World Championship and Olympic competitions at places like St. Anton, Sestrieres and Nagano increases the Company's visibility in the marketplace. Marker engineers also use these competitions as opportunities to work with the Marker skiers to develop new products and to test and refine prototypes, with the goal of benefiting skiers of all levels.

      For its snowboard products, the Company markets the "Santa Cruz" and "DNR" brands through the implementation of product advertising programs with its distribution subsidiaries and its distributors. The Company and certain distributors also sponsor teams of professional riders as part of the Company's marketing and communications strategy. These riders typically enter into endorsement contracts with DNR Sportsystem, with a length of one to two years, providing for a base payment to the rider, with additional payments for placing in a competition. These riders are involved in the testing phase of new or prototype DNR Sportsystem products and often contribute ideas for future developments. The riders participate in International, World-Cup, Pro Tour and other events to promote DNR Sportsystem products. Bertrand Denervaud, who rides "Santa Cruz" snowboards and is the five-time overall World Pro Tour winner, endorses the Company's products.

Sales

      Approximately 60% of the Company's total orders for a fiscal year are obtained through its "Pre-Season Sales Program," which runs from February 1st through September 15th. In clothing, luggage and gloves, approximately 75% of the total orders for a fiscal year are obtained during this period. The volume of Pre-Season orders is affected by the volume of the retailers' prior season's sales and inventory levels. Marker bindings ordered under the Pre-Season Sales Program are shipped to retailers from July through November and are recorded by the Company as sales on the date of shipment. This results in the recording of the majority of the Company's annual sales during its second and third fiscal quarters. Although certain of Marker's customers have contributed significantly to the Company's sales, no customer represented more than 10% of its sales in any of the last three years.

      Approximately 35% of the Company's total orders for a fiscal year are obtained through its "Reorder Program," which includes products ordered after

September 15th and shipped before March 31st of each year. Bindings sold under the Reorder Program usually include models in the Company's existing inventory and products which will be discontinued in the upcoming season. The success of the Reorder Program primarily affects the Company's third and fourth fiscal quarter results.

      Approximately 5% of the Company's total orders for a fiscal year are obtained through its Shop and Pro Programs, which offer reduced pricing on the Company's products to retail ski shop employees, ski instructors and other professionals in the industry. The Company believes that recommendations from sales persons and professional skiers can be an important factor in influencing consumer decisions to purchase a particular binding brand.

      Sales of the Company's snowboard products have historically occurred during the pre-season period. As the snowboard market matures, the Company believes that sales of snowboard products will approximate the timing of ski binding sales.

Product Development and Intellectual Property

      In order to maintain its leadership position and to continue to offer technologically advanced ski bindings, snowboards and Interface Step-in SystemTM bindings, the Company continues to devote resources to improving and developing its current products and those it will use in the future. The Company's research, development and design of both ski and snowboard bindings is managed by the Company's Research and Development Department (the "R&D Department") at the Company's plant in Eschenlohe, Germany. The Company has developed substantially all of the Company's proprietary technology used in manufacturing Marker ski bindings and has acted in partnership with others on the development of the Interface Step-in SystemTM binding. During fiscal years 1997, 1996 and 1995, the Company's research and development expenses were approximately $3.1 million, $2.8 million, and $2.3 million, respectively.

      Product development is a result of the integrated efforts of the Company's R&D, Manufacturing and Sales departments, all of which work together to generate new ideas to be incorporated into its products. The Company also regularly receives suggestions from ski racers and snowboard riders who use the Company's products. After the Company decides to use a new component in a product, the R&D Department, with the assistance of machine shop personnel, integrates the mechanical process and refines the product design and mechanism of the developing product. Simultaneously with the development of the internal mechanisms of its products, the Company engages an outside firm to assist in the determination of colors and the integration of shape with the new technology.

      The Company has a state-of-the-art laboratory used for testing products in the development stage as well as products currently on the market. Additionally, the laboratory technicians regularly test products produced by the Company's competitors.

      The R&D Department continually develops new components for which the Company may obtain patents. The Company typically files its patent applications in the name of Marker International or the appropriate subsidiary. Patent applications have been filed in the United States, Germany, Japan and, in certain cases, the countries in which the Company's competitors manufacture ski bindings or snowboard products. The Company has filed more than 25 patent applications over the past two years and currently has over 130 families of patents and patent applications covering its technology filed in numerous countries around the world, of which over 35 are devoted to technology currently in use by the Company.

      The Company has been involved in patent disputes with its competitors in the past. In connection with the resolution of such disputes, the Company has negotiated settlements which include cross-licensing agreements involving certain technology believed by the Company to be significant. Based on the Company's analysis of its competitors' products, the Company believes it may have present patent infringement claims. The Company has not determined whether to pursue any such claims, nor is there any assurance that if so pursued, the Company would be successful on the merits.

      The Company markets its products under a number of trademarks registered in various countries throughout the world. The Company believes that the MARKER trademark is widely known as identifying high-quality, high-technology ski bindings and is deemed to be a valuable asset of the Company. The Company is not aware of any third party violations of its trademarks.

Competition

      The Company competes on the basis of the quality, technology, brand name recognition and performance of its ski bindings, snowboards and snowboard bindings, and related products. Other competitive factors include marketing and distribution methods, customer service and the management of sales promotion activities.

      The Company devotes resources to establishing and maintaining strong relationships with retailers and shop personnel through sales clinics, technical training and certification, and discounted prices to shop personnel. The Company believes that its strong relationships with retailers and shop personnel gives the Company advantageous shelf space in certain retail outlets and recommendations from shop personnel.

      Ski bindings

      The Company's primary competitors are Salomon, Tyrolia, Rossignol and ESS. Certain of the Company's competitors offer other ski equipment in addition to ski bindings. Based upon market surveys of the alpine ski binding market in the United States (computed in dollars), the Company estimates that its share of the alpine ski binding market was more than 45% for the 1996/97 ski season. Foreign market surveys available to the Company indicate that its alpine ski binding market share for such period was more than 40% in Germany and more than 17% in Japan.

      Due to existing technological and manufacturing barriers, as well as the difficulty of overcoming lack of brand recognition and quality concerns, the Company does not anticipate the entry of significant new competitors into the ski binding market.

      Snowboards, Interface System, Bindings and Boots

      The snowboard industry has shown rapid growth over the past several years. Growth attracts entrepreneurs who bring energy and creativity to the industry. In fiscal 1997, the snowboard industry appeared to have reached its natural growth limits, with supply exceeding demand. The excess supply has resulted in a consolidation of snowboard brands.

      Although many small snowboard companies remain in the market, the Company estimates that the top 10 snowboard companies, including DNR, account for more than 75% of the world market for snowboards and related products. The Company's primary competitors include Burton, K2 and Morrow.

Raw Materials

      The Company requires various readily available metals, fiber glass, woods and plastics to manufacture its ski bindings, snowboard bindings and snowboards. The Company furnishes its suppliers with the tooling for the metals and moldings for the plastics used in production. The suppliers then provide the Company with the required parts. The Company believes it is not dependent on any one supplier or any group of suppliers for the raw materials necessary to manufacture its bindings and snowboards.

Seasonality

      The Company's business is seasonal in nature and results of operations vary from quarter to quarter. Orders for the Company's products from retailers and distributors are the highest during the Company's first fiscal quarter, which ends June 30. The Company ships its products to fill those orders, and records significant sales, during its second and third fiscal quarters. The Company collects a substantial portion of its receivables during its third and fourth fiscal quarters. Due to the seasonality of the Company's business, the Company typically experiences losses or nominal profits in its first and fourth fiscal quarters and profits in its second and third fiscal quarters.

Working Capital

      The Company satisfies its working capital needs from credit facilities obtained from banks as addressed in Management's Discussion and Analysis, set forth in Item 7, below.

Employees and Labor Relations

      None of the Company's approximately 700 full-time and part-time worldwide employees are unionized. In Germany, where more than 560 individuals are employed by the Company, the employees are represented by a worker's council. As required by German law, one of the council members is paid by the Company to represent the interests of the workers. The Company believes that its relations with its employees are good.

Regulations

      Federal, state and local environmental regulations have not had, and are not expected to have, any material effect upon the expenditures, earnings or competitive position of the Company.

Foreign and Domestic Operations and Exports

      Information regarding the Company's operations and assets by geographic region for the fiscal years ended March 31, 1997, 1996 and 1995 appears in Note 12 of the Notes to Consolidated Financial Statements contained herein.

Item 2.  Properties

      The Company owns its 57,000 square foot combined headquarters and western United States distribution facility located in Salt Lake City, Utah, which was completed in fiscal 1995. The Company's headquarters and distribution facility is suited to the Company's business and is presently being utilized at approximately 65% of its productive capacity. The Company also leases an 8,600 square foot warehouse in Manchester, New Hampshire for use as its eastern United States distribution hub. The Company believes that the additional warehouse space is adequate to meet the needs of the Company's eastern cusotmers.

      The Company leases a 124,146 square foot office, research and development and manufacturing facility in Germany. Nearly all of the Company's binding products are manufactured at this facility which houses technologically advanced production and quality assurance machinery. The Company believes that the facility, which is well suited to meet the manufacturing needs of the Company, is presently utilized at approximately 70% of total capacity. The lease for the manufacturing facility expires in 2012.

      The Company also leases three offices in Japan from which sales and distribution activities are directed. These offices are located in the cities of Tokyo, Sapporo and Osaka and comprise approximately 3,500, 500 and 675 square feet, respectively. In addition, Marker Japan leases warehouse space for inventory storage in Tokyo and Osaka totaling approximately 12,900 and 1,075 square feet, respectively. Management believes that these facilities are suitable for the required operational needs of Marker Japan.

      In January 1997, the Company completed construction of its 56,608 square foot snowboard manufacturing facility located on approximately five acres of land which are owned by the Company and are adjacent to the Company's headquarters in Salt Lake City.

      DNR Sportsystem leases a 2,580 square foot property in Zurich, Switzerland where its headquarters are located, as well as a 3,440 square foot property in Baar, Switzerland, where its marketing and sales force is located. The lease for the Zurich property expires in March of 2001. The lease for the Baar property is a year-to-year tenancy requiring one year's notice, as of any December 31, for termination.

Item 3.  Legal Proceedings

      On September 26, 1996, Thomas P. Sims ("Sims") filed an action (the "Action") in the Superior Court of California for the County of Santa Barbara (the "Superior Court") against the Company and DNR relating to a license agreement dated September 8, 1991, between Sims and DNR ( the "License") for the production and distribution of snowboards and related products bearing the Sims trademark outside of the United States and Canada. Sims alleged, among other things, that the Company and DNR were promoting products (including DNR's soft boot Step-in Interface SystemTM binding, the "Interface System") that unfairly competed with Sims' products and that DNR had breached the License. On September 27, 1996, Sims notified DNR of his intention to terminate the License agreement, which was scheduled to continue until July 1, 2001, and, pursuant to the terms of the License, initiated arbitration proceedings against DNR by filing a demand for arbitration (the "Arbitration"). Sims claims that termination was justified by the alleged breaches of the License agreement by DNR. Sims also claims that the Company misappropriated a Sims design for a snowboard binding and seeks damages based upon various legal and factual theories, including claims that DNR's conduct damaged the value of his trademarks and that DNR distributed goods not authorized by the License agreement. Sims has not specified the amount sought as damages.

      The Company denies Sims' claims and DNR has filed a counter claim against Sims in which it seeks damages from Sims for wrongfully terminating the license agreement, for selling his interest in his trademarks and the License agreement to a third party in violation of a right of first refusal in favor of DNR that is stated in the License agreement, and for other relief and damages.

      On November 27, 1996, the Superior Court granted Sims' request for a preliminary injunction against the Company and DNR. The Superior Court's ruling prevents DNR from manufacturing, shipping, selling or distributing snowboard products with the Sims trademark, pending the outcome of the Arbitration. The Superior Court, however, refused to grant Sims' request that DNR be enjoined from producing and marketing the Interface System under the "DNR" and other brand names. Additionally, the preliminary injunction does not restrict the right of DNR to produce and market snowboards and related products under brand names other than Sims.

      The preliminary injunction is not a final judgment and factual findings made by the Superior Court in the preliminary injunction proceeding are not binding upon the arbitrator. In the Arbitration, Sims has filed a claim against DNR for breach of the License and DNR has filed a counterclaim against Sims for wrongful termination of the License. The Arbitration hearing is scheduled to take place over a four week period beginning in July 1997. Under the terms of the License, the arbitrator's award is binding on the parties and is not subject to appeal or further court review except for extraordinary circumstances. Although only Sims and DNR are parties to the arbitration, the arbitrators decision could conclude many of the disputes that are the subject of the Action, which has been stayed while the Arbitration is pending.

      In the opinion of the Company, neither the Company nor any of its subsidiaries is currently a party to or subject to any other material pending legal proceedings. The nature of the sports of skiing and snowboarding entail inherent risks of injury. It is expected that the Company from time to time will be subject to claims and lawsuits as a result of the nature of its businesses. The Company maintains insurance that it believes meets industry standards to protect itself against product liability claims. The adequacy of the insurance coverage and reserves established by the Company to cover known, as well as incurred but unknown, product liability claims are evaluated at the end of each fiscal year. There can be no assurance, however, that such coverages or reserves will be sufficient protection against any future legal proceedings (including any related payments, settlements or costs).

      In September 1995, the Company, along with other significant companies in its business, received a letter from the Department of Justice (the "DOJ") explaining that the pricing practices of the various companies in the ski industry were being reviewed. Although to date the Company has not received further correspondence from the DOJ, there can be no assurance that the DOJ will not pursue these matters further.


Item 4.  Submission of Matters to Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered in this report.

                                   PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

      Prior to the Company's Initial Public Offering in August 1994, quotations for the Company's common stock were not reported on any market, and there was no established public trading market for the common stock. Since the Initial Public Offering, the Company's common stock has been listed on the NASDAQ National Market System under the symbol "MRKR". The following table sets forth high and low prices for the common stock as quoted on NASDAQ during the periods indicated.

                       Quarter Ended           High        Low
                 -----------------------     --------   ---------
                 1995
                 ----
                    June 30                   $ 7.63     $ 5.88
                    September 30                9.75       6.00
                    December 31                12.25       9.75
                 1996
                 ----
                    March 31                   12.38       7.13
                    June 30                     8.88       7.00
                    September 30                9.75       5.75
                    December 31                 9.50       5.38
                  1997
                  ----
                    March 31                    5.75       4.13
                    June 30 (through June 24)   4.88       2.75


      Based upon information available from the Company's registrar and transfer agent, the Company estimates that at June 2, 1997 there were approximately 1,800 holders of record of the Company's common stock.

Dividend Policy

      No dividends have been declared on the Company's common stock since 1984 and the Company does not anticipate paying any dividends in the foreseeable future. It is the present intention of the Board of Directors to retain all earnings to finance operations and for the expansion of the business.

Item 6.  Selected Consolidated Financial Data

      The following consolidated financial information is provided for the last five fiscal years. The information is qualified in its entirety by, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto included herein (in thousands, except per share data and notes).

                         Consolidated Income Statement Data for Fiscal Year Ended March 31,
                         ------------------------------------------------------------------
                                1997       1996       1995      1994        1993
                               ------     ------     ------    ------      -----
Net sales                    $126,403    $87,911    $83,962   $82,637     $84,920
Cost of sales                  80,531     52,608     48,878    49,572      55,537
                               ------     ------     ------    ------      ------
Gross profit                   45,872     35,303     35,084    33,065      29,383
                               ------     ------     ------    ------      ------
Operating expenses:
   Selling                     15,553     14,592     13,049    13,029      11,020
   General and administrative  12,840     10,559      9,314     9,316       8,480
   Research and development     3,141      2,762      2,349     2,158       1,999
   Warehouse and shipping       1,827      1,566      1,455     1,343       1,325
   Amortization of goodwill
    and intangibles               621         -          -         -           -
                               ------     ------     ------    ------      ------
     Total operating expenses  33,982     29,479     26,167    25,846      22,824
                               ------     ------     ------    ------      ------
Operating income               11,890      5,824      8,917     7,219       6,559
                               ------     ------     ------    ------      ------
Other income (expense):
   Interest expense            (5,104)    (5,193)    (4,999)   (4,316)     (5,322)
   Investment in unconsolidated
    subsidiary                   (281)     1,595         -         -           -
   Other, net                   1,274      2,072      1,584       826         490
                               ------     ------     ------    ------      ------
     Total other income
      (expense)                (4,111)    (1,526)    (3,415)   (3,490)     (4,832)
                               ------     ------     ------    ------      ------

Income before income taxes,
 minority interest and
 cumulative effect of
 accounting change              7,779      4,298      5,502     3,729       1,727
Provision for income taxes     (1,656)      (609)    (1,395)     (510)       (133)
Minority interest              (1,521)        -          -         -           -
                               -------    ------     ------    ------      ------
Income before cumulative
 effect of accounting change    4,602      3,689      4,107     3,219       1,594
Cumulative effect of
 accounting change, net of tax     -        (266)        -         -           -
                               ------     ------     ------    ------      ------
Net income                     $4,602     $3,423     $4,107    $3,219      $1,594
                               ======     ======     ======    ======      ======
Net income applicable to
common shares (1)              $4,602     $3,423     $3,653    $1,803         N/A
                               ======     ======     ======    ======
Net income per common
 share (2)                    $  0.45    $  0.40    $  0.50   $  0.31         N/A
                               =======    =======    =======   =======
Weighted average common
 shares outstanding            10,285      8,595      7,368     5,785         N/A
                               ======     ======     ======    ======

   _____________
 (1) Net income applicable to common shares reflects the following transactions as if they occurred on April 1, 1993 (the beginning of fiscal 1994): (a) the exchange of Series A preferred stock (including the premium thereon) for 378,572 shares of Common Stock resulting in the elimination of dividends totaling approximately $87,000 and $387,000 for the fiscal years ended March 31, 1995 and 1994, respectively, (b) the exchange of Series A-1, A-2 and A-3 redeemable preferred stock for $19 million aggregate principal amount of Series A-1, A-2 and A-3 bonds resulting in the treatment of dividends totaling approximately $454,000 and $1,416,000 as interest expense net of the related tax effect for the fiscal years ended March 31, 1995 and 1994, respectively, and (c) the 3,604 to 1 stock split of the Company's outstanding Common Stock.

 (2) For the fiscal year ended March 31, 1996, the cumulative effect of accounting change (CEC) had a dilutive effect on net income per common share of $ 0.03 per share. This resulted in net income per common share before CEC of $ 0.43 and after CEC of $ 0.40.

                                Consolidated Balance Sheet Data at March 31,
                           -----------------------------------------------------
                             1997       1996      1995        1994        1993
                           -------    -------   -------     -------     -------

Current assets             $78,271    $64,592   $66,856     $45,093     $42,411
Total assets               117,140     87,265    82,998      56,540      52,316
Current liabilities         57,146     51,045    44,930      36,922      34,624
Long-term debt, net of
   current maturities       16,487      5,452     6,244       3,324       2,685
Series A Bonds, net of
   current maturities       10,000     10,000    13,500          -           -
Minority Interest            1,810         -         -           -           -
Redeemable preferred stock      -          -       -         19,000       8,000
Total shareholders'
   equity (deficit)         31,697     20,768    18,324      (2,706)      7,007


Item 7. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations

Overview

      Marker International is a leading designer, developer, manufacturer and marketer of alpine ski bindings in the United States and throughout the world. The Company is a holding company which operates through its subsidiaries, Marker Germany, Marker USA, Marker Japan, Marker Austria, and Marker Canada. Substantially all of the Company's ski bindings are manufactured by Marker Germany, which also distributes bindings in Germany, to subsidiaries of the Company and to independent distributors in countries where the Company does not have a distribution subsidiary. Marker USA and Marker Japan each has its own sales force and marketing departments for sales and marketing of bindings and related parts directly to retailers in the United States, and to both retailers and wholesalers in Japan, respectively. Marker Austria distributes the Company's ski bindings into Austria through an independent sales force. Marker Canada distributes the Company's ski bindings into Canada which are then sold through an independent distributor. Marker Ltd., also a subsidiary of the Company, designs, distributes and sells to retailers the Company's clothing, gloves and luggage products for skiing and other recreational activities. The principal markets for the Company's products are North America, Europe and Asia.

      In addition, Marker International, through its 80% owned subsidiary, DNR Sportsystem Ltd., and newly created and wholly-owned subsidiaries, DNR USA, Inc., DNR North America, Inc. and DNR Japan, is a leading designer, developer, manufacturer and marketer of snowboards, Interface Step-in SystemsTM, traditional snowboard bindings and snowboard boots. DNR Sportsystem Ltd. designs, develops and distributes snowboards and related products throughout the world. DNR USA manufactures snowboards for distribution worldwide under the

Santa Cruz and DNR brand names. DNR North America and DNR Japan, through their own sales force, market snowboards, Interface Step-in SystemsTM, snowboard bindings and boots directly to retailers in the United States and Japan, respectively.

      Marker Germany receives payment primarily in German marks ("Marks") for ski bindings sold. For subsidiaries of the Company (principally Marker USA and Marker Japan), Marker Germany may allow payment for ski bindings sold to be made in the functional currency of the subsidiary. Marker Germany or the distribution subsidiary, as applicable, routinely enters into forward foreign exchange contracts with financial institutions in order to fix the cost of converting the functional currency to Marks. Sales prices for the ski bindings offered to the subsidiaries and ultimately the price the subsidiaries offer for the sale of the ski bindings to their customers is based upon, among other things, the rate afforded by the forward foreign exchange contracts and market conditions. Accordingly, the relationship of the exchange rate between the functional currency of the subsidiary and the Mark has a direct impact on the cost of the products sold by the distribution subsidiary.

      From fiscal 1994 to fiscal 1995, fiscal 1995 to fiscal 1996, and fiscal 1996 to fiscal 1997, based upon forward foreign exchange contracts entered into by the Company, the United States dollar ("Dollar") increased in value 1.0%, decreased in value 12.3%, and increased in value 2.1%, respectively, against the Mark. During the same periods, based upon forward foreign exchange contracts entered into by the Company, the Japanese yen ("Yen") appreciated 3.1%, 1.9%, and 2.7%, respectively, against the Mark. Assuming that foreign exchange rates between the Dollar and the Mark, and between the Yen and the Mark, had remained constant from fiscal 1994 to fiscal 1995, fiscal 1995 to fiscal 1996, and fiscal 1996 to fiscal 1997, the Company's cost of sales would have increased by approximately $0.6 million, decreased by $2.4 million, and increased by $0.7 million, respectively. The total deferred loss on forward foreign exchange contracts which were accounted for as hedges of firm commitments was approximately $1.1 million at March 31, 1997.

      In accordance with United States generally accepted accounting principles, upon consolidation of the Company's financial statements, the income and expense items of the Company's foreign subsidiaries are translated at the weighted average rates of exchange prevailing during the period. Therefore, Marker's results of operations are subject to translation risks and can vary as a result of fluctuations in the exchange rates between the functional currencies of such foreign subsidiaries and the Dollar.

      In addition, upon consolidation of the Company's financial statements, the assets and liabilities of the Company's foreign subsidiaries are translated into Dollars from their functional currencies at the rate of exchange on the last day of the fiscal year. Therefore, Marker's consolidated assets and liabilities may vary as a result of fluctuations in the exchange rates between the functional currencies of such foreign subsidiaries and the Dollar. The resulting translation adjustments from foreign currency fluctuations are recorded in shareholders' equity as cumulative foreign currency translation adjustments.

      The Company's business is seasonal in nature and results of operations vary from quarter to quarter. Orders for the Company's products from retailers are highest during the Company's first fiscal quarter, which ends June 30. The Company ships its products to fill those orders, and records a significant portion of its annual sales, during its second and third fiscal quarters. The Company then collects a substantial portion of its receivables during its third and fourth fiscal quarters. In accordance with industry practice, a substantial portion of the Company's accounts receivable remains outstanding for five to six months and a small percentage remains outstanding for more than six months. These factors result in variations in the Company's results of operations and cash flows.

Results of Operations

Fiscal 1997 Compared to Fiscal 1996

      The Company's net sales for the fiscal year ended March 31, 1997 increased to $126.4 million, compared to $87.9 million in fiscal 1996. The increase in net sales is attributable to the consolidation of approximately $43.8 million of DNR's net sales into the Company's operating results for the year ended March 31, 1997. Net sales decreased by approximately $4.4 million as a result of the weighted average rates of exchange used to consolidate the sales of the German and Japanese subsidiaries from their functional currency to Dollars.

      During fiscal 1997, Thomas Sims terminated a license agreement (the "Sims License") between DNR and Thomas Sims. The Sims License required DNR to pay Sims certain royalties as a percentage of DNR's gross sales arising from products sold under the Sims brand and that the Sims products comprise at least 60% of DNR's total sales.

      Gross profit for fiscal 1997 increased to $45.9 million, but decreased as a percent of sales to 36.3%, compared to $35.3 million, or 40.2% of sales, for fiscal 1996. The increase in gross profit is attributable to the consolidation of DNR's operating results. The decrease in gross profit as a percentage of sales is primarily a result of lower gross margins recognized by DNR, compared to the consolidated margin percentage of the Company's other subsidiaries. Historically, DNR has recognized gross margin only on sales of its products to distributors at the wholesale level, unlike the Company's other subsidiaries, which recognize gross margin from sales of their products at the production, wholesale and distribution levels.

      Operating expenses increased to $34.0 million for fiscal 1997, compared to $29.5 million for fiscal 1996. The overall increase in operating expenses is primarily a result of the consolidation of DNR's operating expenses of approximately $5.0 million with those of the Company. Operating expenses decreased for both Marker Germany and Marker Japan as a result of changes in the foreign exchange rates used to consolidate the operating expenses of those entities, from their functional currency to Dollars. Research and development expenses increased as a result of increased research and development for the new

Logic 1TM series alpine ski binding and the consolidation of DNR's research and development expenses during fiscal 1997, compared to fiscal 1996.

      Interest expense decreased to approximately $5.1 million for fiscal 1997, compared to $5.2 million for fiscal 1996. The primary reasons for the decrease in interest expense are a lower outstanding balance of Series A Bonds, lower interest rates on various other borrowings and the effect of the foreign exchange rates used for consolidation. The decrease was offset in part by a corresponding increase in interest expense as a result of higher borrowings related to the purchase of DNR.

      Other income items decreased to $1.0 million for fiscal 1997, compared to $3.7 million in fiscal 1996. The decrease is attributable to recognition of the Company's equity share of an unconsolidated subsidiary's net income, which totaled approximately $1.6 million for fiscal 1996, but which was a net loss of $0.3 million for fiscal 1997. In addition, during fiscal 1997 and fiscal 1996, the Company purchased and sold foreign exchange options and forward foreign exchange contracts which were not accounted for as hedges and resulted in the Company recording net gains of approximately $0.8 million and $1.0 million, respectively.

      The provision for income taxes increased from $.6 million in fiscal 1996 to approximately $1.7 million in fiscal 1997. The provisions for income taxes for the fiscal years ended March 31, 1997 and 1996 were calculated using the estimated consolidated annual effective tax rate which considers the effective tax rates of domestic and foreign tax jurisdictions. The increase in the provision for income taxes is primarily a result of increased pre-tax income for fiscal 1997 compared to 1996. In addition, in fiscal 1996, the Company's effective tax rate was lower as a result of recognizing deferred tax assets. The Company anticipates that the effective tax rate realized in the future will increase, as a result of prior recognition of deferred tax assets.

Fiscal 1996 Compared to Fiscal 1995

      The Company's net sales increased 4.6% in fiscal 1996 to $87.9 million, compared to $84.0 million in fiscal 1995. The increase in net sales was primarily a result of an increase in market share in Germany and the United States, and an increase in the sales price of the Company's products in those markets. As a result of large amounts of inventory on hand at the retail level in the Japanese market, sales decreased at Marker Japan. In addition, Marker Ltd., the Company's soft goods subsidiary, increased sales during fiscal 1996, compared to fiscal 1995. During fiscal 1996, Marker Ltd. obtained an exclusive, one-year license to market, in Utah, apparel with the imprint and embroidery of the Salt Lake City 2002 Olympic Winter Games logo. Sales of Olympic items, combined with an extended product line, served to increase sales of Marker Ltd.

      Gross profit for fiscal 1996 increased to $35.3 million, but decreased as a percent of sales to 40.2%, compared to $35.1 million, or 41.8% of sales, for fiscal 1995. The reduction in gross profit percentage was primarily a result of the rate of forward foreign exchange contracts used to convert Dollars and Yen to Marks which resulted in an increase in cost of goods sold of approximately $2.4 million for fiscal 1996, compared to fiscal 1995.

      Operating expenses increased to $29.5 million for fiscal 1996, compared to $26.2 million for fiscal 1995. Approximately $1.3 million of the increase resulted from fluctuations in the foreign currency exchange rates used to translate operating expenses to Dollars in fiscal 1996, compared to fiscal 1995. In addition, research and development expenses increased as a result of increased research and development for alpine bindings and snowboard bindings during fiscal 1996. Moreover, selling and general and administrative expenses increased in fiscal 1996 compared with fiscal 1995, because of additional marketing and advertising costs believed necessary to promote the Marker brand name and costs associated with being a public company for the full 1996 fiscal year.

      Interest expense increased approximately $200,000 to $5.2 million for fiscal 1996, compared to $5.0 million for fiscal 1995. The increase was the result of the $5.3 million loan which the Company obtained to finance its investment in DNR Sportsystem. This loan contributed approximately $244,000 in additional interest expense during fiscal 1996.

      Other income items increased to $3.7 million for fiscal 1996, compared to $1.6 million in fiscal 1995. The increase is attributable to recognition of the Company's equity share of an unconsolidated subsidiary's net income which totaled approximately $1.6 million for fiscal 1996. In addition, during fiscal 1996, the Company purchased and sold forward foreign exchange contracts which were not accounted for as hedging transactions. As a result, the Company recorded a net gain of approximately $1.0 million which has been recorded in other income.

      The provision for income taxes decreased from $1.4 million in fiscal 1995 to approximately $0.6 million in fiscal 1996. The decrease in the provision for income taxes was attributable to reduced pre-tax income and recognition of deferred tax benefit through reduction of the valuation allowance on deferred tax assets. As the Company has recorded taxable income during its past several years, circumstances regarding the valuation allowance have changed and the allowance has been adjusted to reflect deferred tax assets which are more likely than not to be utilized in the future by the Company.

Liquidity and Capital Resources

      The Company's primary cash needs are for purchases of raw materials inventory for production, finished goods inventory, funding of accounts receivable, capital expenditures and strategic business acquisitions. Historically, the Company's primary sources of cash for its business activities have been cash flows from operations and borrowings under its lines of credit and term loans.

      Working capital increased from $13.5 million at March 31, 1996 to $21.1 million, at March 31, 1997. The increase in working capital is primarily the result of the consolidation of the results of DNR with those of the Company and its other subsidiaries, which contributed approximately $8.0 million to working capital at March 31, 1997. In addition, the Company refinanced certain long-term debt, which at March 31, 1996 was classified as current maturities of long-term debt.

      During fiscal 1997, the Company spent approximately $10.3 million on capital expenditures which consisted primarily of manufacturing equipment in Germany and the US. In addition, the Company completed the construction of a snowboard manufacturing facility located adjacent to the Company's Salt Lake City, Utah headquarters. The Company anticipates spending approximately $4.0 million on capital expenditures in fiscal 1998.

      On June 26, 1996, the Company acquired an additional 55% of DNR, increasing the Company's total ownership of DNR to 80%. The total purchase price for the additional 55% of DNR was approximately $19.8 million. The Company financed the purchase with the aggregate net proceeds of approximately $14.8 million from a secondary offering of primary shares of its common stock and proceeds of approximately $5.0 million from long-term borrowings.

      In January of 1997, the Company completed the construction of its snowboard manufacturing facility in Salt Lake City, Utah. At March 31, 1997, the Company had disbursed approximately $.7 million for the purchase of the land and $2.6 million for the construction of the building. The Company financed approximately $2.3 million of the $3.3 million facility with long-term debt to be paid over a period of 15 years.

      At March 31, 1997, the Company's primary sources of liquidity consisted of cash and short-term investments and available borrowings under lines of credit. The Company has approximately $68.1 million available under various lines of credit. At March 31, 1997, the Company had approximately $38.9 million borrowed under such credit agreements. The Company's borrowings under lines of credit typically reach their maximum during the Company's third fiscal quarter. In fiscal 1997 and 1996, the Company had maximum borrowings outstanding under its lines of credit of approximately $68.3 and $59.7 million, respectively.

      The Company anticipates being able to fund its current operations and capital expenditures in the foreseeable future with existing cash and short-term investments together with internally generated funds and borrowings under available lines of credit.

Item 8.  Consolidated Financial Statements and Supplementary Data

      Refer to Consolidated Financial Statements included separately herein.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial   Disclosure.

      None

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

      The following table sets forth information with respect to the executive officers and Directors of the Company:
                                            Date
                                          Appointed
                                             to
                                           Present    Other Business Experience
        Name               Title    Age   Position     During Past Five Years
-------------------   ------------  ----  --------  ----------------------------
Henry E. Tauber       President,     56     1984    Same
                      Chief
                      Executive
                      Officer and
                      Chairman of
                      the Board of
                      Marker
                      International

Eiichi Isomura        Chairman of    60     1981    President of Isomura
                      Marker                        Sangyo Kaisha Ltd. and
                      Japan,                1990    President of Isomura
                      Executive                     Seisakusho KK.
                      Vice
                      President
                      and a
                      Director of
                      Marker
                      International

Dr. Wilhelm           Chairman and   56     1990    Same
Fahrngruber           Managing
                      Director of
                      Marker
                      Germany

Otto H. Harsanyi      Director of    49     1992    Patent Engineer and
                      Marker                        General Manager of Group
                      Germany and                   Bernard Tapie, 1986-1992
                      Assistant
                      Secretary of
                      Marker
                      International

Kirk S. Langford      Executive      42     1994    Vice President of Marker
                      Vice                          USA, 1992-1994; Director
                      President of                  of Sales of Marker USA,
                      Marker USA                    1990-1992

Daryl P. Santos       Vice           45     1985    Same
                      President of
                      Marker
                      International

Premek Stepanek       Managing       60     1991    Same
                      Director of
                      Marker
                      Germany

(Continued on next page)

Brad L. Stewart       Executive      39  1997       Vice President and Chief
                      Vice                          Financial Officer of
                      President,                    Marker International
                      Chief                         1991-1996
                      Operating
                      Officer,
                      Secretary
                      and
                      Treasurer of
                      Marker
                      International

Sally F. Tauber (1)   Vice           36     1989    Same
                      President of
                      Marker Ltd.

Terry J. Tuttle       Chief          37     1996    Chief Financial Officer of
                      Financial                     San Diego Business Journal
                      Officer of                    1992-1996
                      Marker
                      International

Graham S. Anderson    Director       64     1985    Chairman and Chief
                                                    Executive Officer of
                                                    Pettit-Morry Co.,
                                                    1987-1994.  Director of
                                                    Commerce Bank Corporation,
                                                    Gray Harbor Paper Company
                                                    and Acordia Northwest,
                                                    Inc.  Chairman of the
                                                    National Association of
                                                    Insurance Brokers and
                                                    Alberg Holding Company.

John G. McMillian     Director       70     1990    Chairman of the Board,
                                                    President and Chief
                                                    Executive Officer of
                                                    Allegheny & Western Energy
                                                    Corporation, 1987-1995;
                                                    Director of SunBank Miami
                                                    N.A. (Sun Trust).

Vinton H. Sommerville Director       60     1990    Chief Executive Officer
                                                    and Chairman of the Board
                                                    of Slim Sommerville, Inc.,
                                                    1988-present.

Lucio Roffi           Chairman and   52     1996    Chairman and Chief
                      Chief                         Executive Officer of DNR
                      Executive                     Sportsystem Ltd.,
                      Officer of                    1990-present.
                      DNR
                      Sportsystem
                      Ltd and
                      Director of
                      Marker
                      International
---------------------------------
      (1)  Sally F. Tauber is the wife of Henry E. Tauber.

      Each executive officer is appointed by the Board of Directors and serves at its pleasure. Each member of the Board of Directors who is not an officer or consultant of the Company receives an annual fee of $6,000 for serving on the Board of Directors and reimbursement of expenses for each Board or committee meeting attended. Directors of the Company are eligible to participate in the Company's 1994 Non-Qualified and Incentive Stock Option Plan (the "Stock Option Plan").

Item 11.  Executive Compensation

      The following table sets forth the compensation paid or accrued by the Company to or on behalf of its Chief Executive Officer and each of its other four most highly compensated executive officers who earned over $100,000 in fiscal years 1997, 1996 and 1995 (collectively, the "Named Executive Officers") for services rendered during the fiscal years ended March 31, 1997, 1996 and 1995, respectively. One additional named executive officer, who had resigned during fiscal 1997, has been included on the list.

                          SUMMARY COMPENSATION TABLE
                                                         Long-Term
                                Annual Compensation     Compensation
                                               Other      Awards
                                              Annual    ------------
 Name and Principal  Fiscal Salary   Bonus  Compensation  Options   All Other(4)
      Position        Year     $       $          $           #     Compensation
-------------------  ------ -------  ------ ------------  -------  -------------


Henry E. Tauber      1997   300,000  25,000      (2)           0            500
  President and      1996   300,000  75,000      (2)           0          1,000
  Chief Executive    1995   300,000    0         (2)           0          3,908
  Officer of Marker
  International

Eiichi Isomura       1997   165,421    0         (2)           0              0
  Chairman Marker    1996   212,150    0         (2)           0              0
  Japan and Vice     1995   212,150    0         (2)           0              0
  President of
  Marker
  International (1)

Masayuki Chiba       1997   152,025    0       25,794(6)       0              0
  President Marker   1996   207,414    0         (2)           0              0
  Japan (1),(5)      1995   207,414    0         (2)      15,000              0


Dr. Wilhelm          1997   206,996    0         (2)          0               0
Fahrngruber          1996   206,996    0         (2)     10,000               0
  Chairman and       1995   179,996    0       27,000(3) 40,000               0
  Managing Director
  of Marker Germany
  (1)

Premek Stepanek      1997   137,972  32,394      (2)          0               0
  Managing Director  1996   146,817    0         (2)     10,000               0
  of Marker Germany  1995   142,431    0         (2)     40,000               0
  (1)
Lucio Roffi          1997   277,286 360,714      (2)          0               0
Chairman and         1996        -     -          -           -               -
Chief   Executive    1995        -     -          -           -               -
Officer of DNR
Sportsystem (1)

(1) The Company pays salaries to its employees in the applicable local currency. The above salaries are translated into US Dollars based on exchange rates of US $1 for DM 1.667, US $1 for Yen 107, and US $1 for SFr
      1.4 with respect to the employees employed by Marker Germany, Marker Japan and DNR Sportsystem, respectively.

(Notes (2) through (6) continue on next page)

(Footnotes continued from previous page relating to Summary Compensation Table)

(2) The amount of perquisites and other personal benefits received by the indicated officer did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus for the year.

(3) Represents reimbursement of interest expense related to a personal mortgage.

(4) Amounts indicated pertain to Company contributions to the Company's 401(k) retirement plan.

(5) In February 1997, Masayuki Chiba resigned as President of Marker Japan and is no longer employed by the Company.

(6) Represents housing allowance paid to Masayuki Chiba, while serving as President of Marker Japan.

      The Company has entered into employment agreements with Premek Stepanek, Managing Director of Marker Germany, Dr. Wilhelm Fahrngruber, Chairman and Managing Director of Marker Germany, and Otto H. Harsanyi, Director of Marker Germany. Mr. Stepanek, Dr. Fahrngruber and Mr. Harsanyi receive base salaries of $137,972, $206,996 and $104,979, respectively (based on an exchange of the German Mark to the US Dollar of US $1 to DM 1.667). Mr. Harsanyi's contract expires in 1998, Dr. Fahrngruber's contract expires in 2000, and Mr. Stepanek's contract expires in 2002.

      The Board of Directors has a standing Compensation Committee consisting of Messrs. John G. McMillian and Graham S. Anderson. The Compensation Committee met four times during the fiscal year ended March 31, 1997. The Compensation Committee's responsibilities are: (a) to determine and approve compensation arrangements for executive officers of the Company and to review and oversee any stock option, stock award plan and employee benefit plan or arrangement established by the Board of Directors for the benefit of the executive officers of the Company; and (b) to review and recommend director and officer nominees for election by the Company's shareholders or the Board of Directors, as the case may be. The Compensation Committee does not have a procedure for considering nominees to the Board of Directors who have been recommended by the shareholders.

Stock Option Grants in Last Fiscal Year

      During the fiscal year ended March 31, 1997, there were no stock option grants made by the Company to any of the Named Executive Officers listed in the Summary Compensation Table above.

Aggregated Stock Option Exercises in the Last Fiscal Year and Fiscal Year-End Values

      During the fiscal year ended March 31, 1997, none of the Named Executive Officers exercised stock options to acquire shares of the Company's Common Stock. The following table sets forth information with respect to the aggregate number and value of unexercised options held by the Named Executive Officers at March 31, 1997. In addition, none of the stock options held by the Named Executive Officers at March 31, 1997 had a fair market value in excess of the exercise price or base price.

                                                      Value of Unexercised
                        Number of Unexercised             In-the-Money
                      Options at March 31, 1997     Options at March 31, 1997
                     ---------------------------    --------------------------
     Name            Exercisable   Unexercisable    Exercisable  Unexercisable
------------------   -----------   -------------    -----------  -------------

Henry E. Tauber               0           0            $  0           $  0

Eiichi Isomura                0           0               0              0

Masayuki Chiba (1)            -           -               -              -

Dr. Wilhelm Fahrngruber  22,500      27,500               0              0

Premek Stepanek          22,500      27,500               0              0

Lucio Roffi                   0           0               0              0

(1) Mr. Chiba's options have been terminated following his resignation in February 1997.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information with respect to the beneficial ownership of the Company's common stock as of June 2, 1997 by (i) each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, (ii) each of the Company's Directors, (iii) each of the Named Executive Officers and (iv) all directors and executive officers as a group.

Name and Address of                           Number of    Percentage of
       Beneficial Owner                       Shares (1)      Class (2)
-------------------------------------         ----------   -------------
Chancellor LGT Asset Management, Inc.
1166 Avenue of the Americas
New York, NY 10036                             1,033,200          9.0%

Neuberger & Berman, LLC
605 Third Avenue
New York, NY 10158                              781,750           6.8%

Directors and Executive Officers
-------------------------------------
Henry E. Tauber
1070 West 2300 South
Salt Lake City, Utah  84119                   4,326,055          37.6%
Graham S. Anderson                               65,286            *
Eiichi Isomura                                  142,857           1.2%
John G. McMillian                               179,640           1.6%
Vinton H. Sommerville                            54,286            *
Dr. Wilhelm Fahrngruber                          50,200            *
All directors and officers as a group         4,945,969          43.0%
--------------------------------------
* Denotes less than 1% of outstanding shares

(1) Shares shown include common shares which could be acquired within 60 days of June 2, 1997, by the exercise of outstanding stock options.

(2) All percentages are calculated on the basis of outstanding shares of common stock, plus shares which could be acquired, within 60 days of June 2, 1997, by the exercise of outstanding stock options.


Item 13.  Certain Relationships and Related Transactions

      All of the Company's outstanding Series A Bonds are held by Isomura Sangyo Kaisha Ltd., a Japanese corporation ("Isomura Sangyo" or the "Bondholder"), controlled by Eiichi Isomura, a director of the Company, and his family. The Company issued the Series A Bonds on the effective date of the Initial Public Offering in exchange for the Redeemable Preferred Stock which was held by Isomura Sangyo at the time of the Initial Public Offering. The amounts and payment schedule of the interest payments on each of the Series A Bonds are the same as those of the corresponding converted Redeemable Preferred Stock. The Series A Bonds are subject to redemption upon not less than 30 days notice, in whole or in part, at the option of the Company. As of March 31, 1997, the redemption schedule was amended by the Bondholder and the Company. This amendment to the redemption schedule extended the repayment schedule by one year on all requested redemptions.

      The Series A-1 Bonds had an original aggregate face value amount of $8.0 million and bore interest, payable semi-annually on September 30 and March 31, at the effective borrowing rate for the Bondholder (the "Japanese Bank Rate") of approximately 6.6% and 7.2% for the fiscal years ending March 31, 1997 and 1996, respectively. During the fiscal year ended March 31, 1997 and 1996, $1.0 million of the Series A-1 Bonds were redeemed in each year. The Bondholder, upon six months prior written notice, may elect to have the Company redeem a portion of the bonds according to the following schedule:
                                   Redemption        Face Amount
               Notice On or After  On or After     to be Redeemed
               ---------------   ---------------   --------------
                April 1, 1998    October 1, 1998     $2,000,000
                April 1, 1999    October 1, 1999     $2,000,000

      The redemption price of the Series A-1 Bonds equals the face amount of the portion of such bonds redeemed plus accrued but unpaid interest thereon.

      The Series A-2 Bonds have an original aggregate face value amount of $10.0 million and bear interest, payable semi-annually on September 30 and March 31, at the Japanese Bank Rate plus three percent of the face value of the bonds outstanding. During the fiscal year ending March 31, 1997, the Bondholder redeemed $2.5 million of Series A-2 Bonds. Upon six months prior written notice, the Bondholder may elect to have the Company redeem a portion of the Series A-2 Bonds, according to the following schedule:

                                   Redemption       Face Amount
             Notice On or After    On or After     to be Redeemed
              ---------------- -----------------   --------------
                June 16, 1998  December 16, 1998    $2,500,000
                June 16, 1999  December 16, 1999    $2,500,000

      The redemption price of the Series A-2 Bonds equals the face amount of the portion of such bonds redeemed plus accrued, but unpaid interest thereon.

      The Series A-3 Bond has an aggregate face value amount of $1.0 million and bears interest, payable semi-annually on September 30 and March 31, at the Japanese Bank Rate plus three percent of the face value of the bond outstanding. The Bondholder of the Series A-3 Bond may redeem the bond by providing six months prior written notice on or after June 16, 1998 for redemption on or after December 16, 1998.

      During fiscal years 1997, 1996 and 1995, Marker Japan purchased ski bindings and services totaling approximately $93,000, $13,000, and $0.6 million, respectively, from Isomura Seisakusho KK ("Isomura Seisakusho"), a company of which Mr. Isomura is the president, director, and owner of more than ten percent of the outstanding stock. In fiscal year 1995, a customer of Marker Japan returned snowmaking equipment of approximately $0.5 million to Marker Japan for warranty purposes. Marker Japan returned this equipment to Isomura Seisakusho, the supplier of such equipment, for reimbursement. At March 31, 1997, 1996 and 1995, the net account receivable from Isomura Seisakusho was approximately $0.4 million, $0.5 million and $0.6 million, respectively.

      At March 31, 1997, the Company had outstanding notes in an aggregate amount equal to approximately US $9.4 million payable to Japanese banks. Of these amounts, approximately $3.2 million was secured by assets of Mr.
Isomura, a shareholder and director of the Company.

      Marker Japan leases office space in Tokyo, Japan and receives distribution services from Isomura Sangyo. In connection therewith, for the fiscal years 1997, 1996 and 1995, Marker Japan made payments to Isomura Sangyo totaling approximately $287,000, $428,000 and $272,000, respectively.

      The Company purchased insurance through an insurance broker, Acordia Northwest Inc., of which Graham S. Anderson, a director of the Company, is also a director. The Company incurred approximately $851,000, $746,000, and $821,000 of premiums for such insurance during fiscal 1997, 1996 and 1995, respectively.

      During fiscal year 1997, DNR purchased substantially all of its snowboards from an affiliated entity, of which Gregor Furrer & Partner Holding AG, a minority shareholder of DNR, is a partner.

                                   PART IV

Item 14. Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K
                                                                         Page
                                                                       Reference
(a)  1.         Financial Statements

                The following consolidated financial statements required by Part II, Item 8, are included in Part
                IV of this report.

                Marker International and Subsidiaries
                Report of Independent Public Accountants                 F-2
                Consolidated Balance Sheets as of March 31, 1997
                    and 1996                                             F-3
                Consolidated Statements of Income for the Years
                    Ended March 31, 1997, 1996 and 1995                  F-5
                Consolidated Statements of Shareholders' Equity for
                    the Years Ended March 31, 1997, 1996 and 1995        F-6
                Consolidated Statements of Cash Flows for the Years
                    Ended March 31, 1997, 1996 and 1995                  F-7
                Notes to Consolidated Financial Statements               F-8


     2.         Financial Statement Schedules

                Report of Independent Public Accountants on Schedule     36
                Schedule II - Valuation and Qualifying Accounts          37


     3.         List of Exhibits

           3.1 Form of Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Form S-1 Registration Statement, Amendment No. 1 dated July 14, 1994 (File No. 33-80100) and incorporated herein by reference).

           3.2  Form of Amended and Restated By-Laws of the  Company  (filed  as
                Exhibit 3.2 to the Company's Form S-1 Registration Statement, Amendment No. 1 dated July 14, 1994 (File No. 33-80100) and incorporated herein by reference)

           4.1  Form of Certificate representing Common Stock  (filed as Exhibit
                4.1 to the Company's Form S-1 Registration Statement, Amendment No. 1 dated July 14, 1994 (File No. 33-80100) and incorporated herein by reference).

         10.1 Employment Agreement for Premek Stepanek (filed as Exhibit 10.1 to the Company's Form S-1 Registration Statement dated June 10, 1994 (File No. 33-80100) and incorporated herein by reference).

         10.2   Employment  Agreement  for  Dr.  Wilhelm  Fahrngruber  (filed as
                Exhibit 10.2 to the Company's Form S-1 Registration Statement dated June 10, 1994 (File No. 33-80100) and incorporated herein by reference).

         10.3 Employment Agreement for Otto Harsanyi (filed as Exhibit 10.3 to the Company's Form S-1 Registration Statement dated June 10, 1994 (File No. 33-80100) and incorporated herein by reference).

         10.4   Form of 1994 Stock  Option  Plan  (filed as Exhibit  10.4 to the
                Company's Form S-1 Registration Statement dated June 10, 1994 (File No. 33-80100) and incorporated herein by reference).

         10.5 401(k) Plan (filed as Exhibit 10.5 to the Company's Form S-1 Registration Statement dated June 10, 1994 (File No. 33-80100) and incorporated herein by reference).

         10.6 Manufacturing Facility Lease Agreement (filed as Exhibit 10.6 to the Company's Form S-1 Registration Statement dated June 10, 1994 (File No. 33-80100) and incorporated herein by reference).

         10.7 Second Amended and Restated Revolving Credit Agreement with First Security Bank of Utah, N.A., including Extension Agreement (filed as Exhibit 10.7 to the Company's Form S-1 Registration Statement dated June 10, 1994 (File No. 33-80100) and incorporated herein by reference).

         10.8 Loan Agreement with First Interstate Bank (filed as Exhibit 10.8 to the Company's Form S-1 Registration Statement dated June 10, 1994 (File No. 33-80100) and incorporated herein by reference).

         10.9 Agreement with Bayerischi Hypotheken-und Wechsel-Bank ("Hypo Bank") for a DM 60,000,000 Line of Credit (filed as Exhibit 10.9 to the Company's Form S-1 Registration Statement dated June 10, 1994 (File No. 33-80100) and incorporated herein by reference).

         10.10  Loan  Agreement with Hypo Bank for a DM 4,000,000 loan (filed as
                Exhibit 10.10 to the Company's Form S-1 Registration Statement dated June 10, 1994 (File No. 33-80100) and incorporated herein by reference).

         10.11  Loan  Agreement with Hypo Bank for a DM 1,863,333 loan (filed as
                Exhibit 10.11 to the Company's Form S-1 Registration Statement dated June 10, 1994 (File No. 33-80100) and incorporated herein by reference).

         10.12  Loan  Agreement with Hypo Bank for a DM 2,220,000 loan (filed as
                Exhibit 10.12 to the Company's Form S-1 Registration Statement dated June 10, 1994 (File No. 33-80100) and incorporated herein by reference).

         10.13  Loan  Agreement with Hypo Bank for a DM 3,000,000 loan (filed as
                Exhibit 10.13 to the Company's Form S-1 Registration Statement dated June 10, 1994 (File No. 33-80100) and incorporated herein by reference).

         10.14  Loan Agreement with Hypo Bank for a DM 10,000,000 loan (filed as
                Exhibit 10.14 to the Company's Form S-1 Registration Statement dated June 10, 1994 (File No. 33-80100) and incorporated herein by reference).

         10.15 Loan Agreement with Hypo Bank for a DM 64,000,000 Line of Credit (filed as Exhibit 10.15 to the Company's Form S-1 Registration Statement dated June 10, 1994 (File No. 33-80100) and incorporated herein by reference).

         10.16  Loan  Agreement with Hypo Bank for a DM 7,284,205 loan (Filed as
                Exhibit 10.16 to the Company's Form 10-Q dated August 11, 1995 and incorporated herein by reference).

         10.17 Pledge Agreement and Conditional Assignment with Hypo Bank for a $3.5 million time deposit (Filed as exhibit 10.17 to the Company's Form 10-Q dated August 11, 1995 and incorporated herein by reference).

         10.18 Line of Credit Agreement Between Marker Deutschland GmbH and Hypo Bank for DM 70,000,000 and a Foreign Exchange Line of Credit for DM 60,000,000 (Filed as exhibit 10.18 to the Company's Form 10-Q dated November 13, 1995 and incorporated herein by reference).

         10.19 Amended and Restated Revolving Credit Agreement with First Security Bank for up to $18,000,000 (Filed as exhibit 10.19 to the Company's Form 10-Q dated November 13, 1995 and incorporated herein by reference).

(a)      10.20  Loan  Agreement   between   Marker  Deutschland  and  Hypo  Bank
                for a DM 1,180,100 loan (Filed as Exhibit 10.20 to the Company's
                Form 10-Q dated August 13, 1996 and incorporated herein by reference).

         10.21 Second Restated and Amended Promissory Note Agreement with Hypo Bank for a DM 7,284,205.42 loan. (Filed as exhibit 10.21 to the Company's Form 10-Q dated February 13, 1997 and incorporated herein by reference).

         10.22 Amended and Restated Conditional Pledge Agreement and Assignment with Hypo Bank for a $2.0 million time deposit. (Filed as exhibit 10.22 to the Company's Form 10-Q dated February 13, 1997 and incorporated herein by reference).

         10.23  Bond Payment Extension Agreement between Marker
                International and Isomura Sangyo Kaisha Ltd. (the
                Bondholder).*

         10.24  Loan Agreement between Marker International and
                Jackson National Life Insurance Company for
                $2,250,000.*

         2.1 Share Purchase and Shareholders Agreement among Lucio Roffi, Gregor Furrer & Partner Holding AG and Marker International, dated June 11, 1996 (Filed as exhibit 2(a) to the Company's Current Report on Form 8-K dated June 19, 1996 and incorporated herein by reference).

         2.2 Letter Agreement between Lucio Roffi and Marker International, dated June 11, 1996 (Filed as exhibit 2(b) to the Company's Current Report on Form 8-K dated June 19, 1996 and incorporated herein by reference).

         2.3    Intentionally Omitted

         2.4 Short-term Promissory Note for CHF 12,084,832.65 executed by the Company and payable in full to Gregor Furrer & Partner Holding AG on or prior to August 31, 1996 (filed as exhibit 2(c) to the Company's Current Report on Form 8-K dated July11, 1996 and incorporated herein by reference).

         2.5 Short-term Promissory Note for CHF 12,084,832.65 executed by the Company and payable in full to Lucio Roffi on or prior to August 31, 1996 (filed as exhibit 2(d) to the Company's Current Report on Form 8-K dated July 11, 1996 and incorporated herein by reference).

         21.1   Subsidiaries of the Registrant*:

         23.1 Consent of Arthur Andersen LLP, independent public accountants.*

(b)             Reports Filed on Form 8-K:

         1      Current Report on Form 8-K dated June 19, 1996.

         2 Current Report on Form 8-K dated July 11, 1996, including the Consolidated Balance Sheets of DNR Sportsystem and its subsidiaries as of December 31, 1994 and 1995, the related Consolidated Statements of Income and Retained Earnings and Cash Flows for each of the three years in the period ended December 31, 1995.

-----------------------------
* filed herewith

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                       ON FINANCIAL STATEMENT SCHEDULE


To Marker International:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Marker International included in this Form 10-K, and have issued our report thereon dated June 13, 1997. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP


Salt Lake City, Utah
June 13, 1997

                             MARKER INTERNATIONAL
               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                       ALLOWANCE FOR DOUBTFUL ACCOUNTS
                  FOR THE THREE YEARS ENDING MARCH 31, 1997
                                (in thousands)


For the Year Ended:

                    Balance at
                    Beginning                    Amounts                   Balance at
                    of Period    Provisions    Written Off    Other (1)  End of Period
                    ---------    ----------    -----------    ---------  -------------

March 31, 1997

Allowance for
 doubtful accounts   $ 2,173       $  521         $ (431)      $(124)       $2,139



March 31, 1996

Allowance for
 doubtful accounts   $ 1,725       $  703         $ (172)      $ (83)       $2,173



March 31, 1995

Allowance for
 doubtful accounts     1,420          481           (317)        141         1,725















(1) The allowance for doubtful accounts is translated to U.S. Dollars at the exchange rate at the end of a reporting period. The provision and amounts written off are translated at the weighted average rates of exchange prevailing during the reporting period. Amounts classified as "other" represent the effects of foreign currency translation on the allowance amount for the period.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        MARKER INTERNATIONAL

            Date:  June 27, 1997          By:   /s/ Terry J. Tuttle
                   -------------               --------------------
                                               Terry J. Tuttle
                                               Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                        Title                Date
             ---------                        -----                ----

       /s/ Henry E. Tauber           Chairman of the Board,    June 27, 1997
    ---------------------------      Chief Executive Officer   -------------
         Henry E. Tauber             and President (Principal
                                     Executive Officer)



       /s/ Terry J. Tuttle           Chief Financial Officer   June 27, 1997
   ----------------------------      (Principal    Financial   -------------
         Terry J. Tuttle             and Accounting Officer)


      /s/ John G. McMillian          Director                  June 27, 1997
    ---------------------------                                -------------
        John G. McMillian

     /s/ Graham S. Anderson          Director                  June 27, 1997
    ---------------------------                                -------------
       Graham S. Anderson

    /s/ Vinton H. Sommerville        Director                  June 27, 1997
    ---------------------------                                -------------
      Vinton H. Sommerville

       /s/ Eiichi Isomura            Director and Chairman     June 27, 1997
    ---------------------------      of  Marker Japan          -------------
         Eiichi Isomura


         /s/ Lucio Roffi             Director    and   Chief   June 27, 1997
    ---------------------------      Executive Officer of DNR  -------------
           Lucio Roffi               Sportsystem

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



MARKER INTERNATIONAL FINANCIAL STATEMENTS

Report of Independent Public Accountants                         F-2

Consolidated Balance Sheets as of March 31, 1997 and 1996        F-3

Consolidated Statements of Income for the Years Ended
          March 31, 1997, 1996 and 1995                          F-5

Consolidated Statements of Shareholders' Equity for
          the Years Ended March 31, 1997, 1996 and 1995          F-6

Consolidated Statements of Cash Flows for the Years Ended
          March 31, 1997, 1996 and 1995                          F-7

Notes to Consolidated Financial Statements                       F-8

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Marker International:

We have audited the accompanying consolidated balance sheets of Marker International (a Utah corporation) and subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marker International and subsidiaries as of March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles.

As explained in Note 1 to the financial statements, effective April 1, 1995, the Company changed its method of accounting for advertising costs.



ARTHUR ANDERSEN LLP


Salt Lake City, Utah
June 13, 1997

                    MARKER INTERNATIONAL AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                        AS OF MARCH 31, 1997 and 1996
                            (Dollars in Thousands)

--------------------------------------------------------------------------------

                                    ASSETS


                                                        1997           1996
                                                      -------        ------

CURRENT ASSETS:
   Cash and cash equivalents                          $13,532        $ 6,189
   Accounts receivable, net of allowance for
    doubtful accounts of $2,139 and $2,173,
    respectively                                       26,279         22,151
   Inventories                                         33,849         32,668
   Prepaid and other current assets                     4,611          3,584
                                                      -------        -------
         Total current assets                          78,271         64,592
                                                      -------        -------

PROPERTY, PLANT AND EQUIPMENT:
   Land                                                 1,050            386
   Building and improvements                            7,356          4,912
   Machinery and equipment                             25,302         19,973
   Furniture, fixtures and office equipment             4,511          4,225
   Construction in progress                                -             913
                                                      ---------      -------
                                                       38,219         30,409
   Less accumulated depreciation and amortization     (18,941)       (17,288)
                                                      ---------      -------
         Net property, plant and equipment             19,278         13,121
                                                      =========      =======

INVESTMENT IN UNCONSOLIDATED SUBSIDIARY                    -           6,832
                                                      ---------      -------

INTANGIBLE ASSETS, net of accumulated amortization     17,475             -
                                                      ----------     --------


OTHER ASSETS                                            2,116          2,720
                                                      -------        -------
                                                   $  117,140        $87,265
                                                     ==========      =======






       The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                    MARKER INTERNATIONAL AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (Continued)
                        AS OF MARCH 31, 1997 and 1996
                            (Dollars in Thousands)

------------------------------------------------------------------------------

                     LIABILITIES AND SHAREHOLDERS' EQUITY


                                                       1997            1996
                                                     -------         ------

CURRENT LIABILITIES:
   Notes payable to banks                            $38,930         $30,556
   Current maturities of long-term debt                3,038           7,576
   Current maturities of Series A Bonds, issued
   to a related party                                   -              3,500
   Accounts payable                                    5,393           2,899
   Other current liabilities                           9,785           6,514
                                                     -------         -------
         Total current liabilities                    57,146          51,045
                                                     -------         -------

LONG-TERM DEBT, net of current maturities             16,487           5,452
                                                     -------         -------

SERIES A BONDS, net of current maturities,
   issued to a related party                          10,000          10,000
                                                     -------         -------


MINORITY INTEREST                                      1,810             -
                                                     -------         --------

COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS' EQUITY:
   Preferred stock, $0.01 par value, 5,000,000
        shares authorized and none issued                -               -
   Common  stock,  $0.01 par value,  25,000,000
      shares  authorized;  issued and
      outstanding:1997 - 11,129,127 shares, 1996 -
      8,447,877 shares                                   111              84
   Additional paid-in capital                         36,293          21,531
   Retained earnings (deficit)                           858          (1,293)
   Cumulative foreign currency translation
      adjustments                                     (5,565)            446
                                                     ----------      -------
         Total shareholders' equity                     31,697        20,768
                                                     ----------      -------
                                                       $117,140      $87,265
                                                     ==========      =======

       The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                      MARKER INTERNATIONAL AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE YEARS ENDED MARCH 31, 1997, 1996 and 1995
                (Dollars in Thousands, Except Per Share Amounts)

------------------------------------------------------------------------------

                                                1997       1996      1995
                                              --------   --------  ------

NET SALES                                     $126,403   $ 87,911  $ 83,962
COST OF SALES                                   80,531     52,608    48,878
                                              --------   --------  --------
GROSS PROFIT                                    45,872     35,303    35,084
                                              --------   --------  --------

OPERATING EXPENSES:
   Selling                                      15,553     14,592    13,049
   General and administrative                   12,840     10,559     9,314
   Research and development                      3,141      2,762     2,349
   Warehousing and shipping                      1,827      1,566     1,455
   Amortization of goodwill and intangibles        621          -       -
                                              --------   --------  --------
                                                33,982     29,479    26,167
                                              --------   --------  --------
OPERATING INCOME                                11,890      5,824     8,917
                                              --------   --------  --------
OTHER INCOME (EXPENSE):
   Interest expense                             (5,104)    (5,193)   (4,999)
   Equity in income (loss) of
      unconsolidated subsidiary                   (281)     1,595        -
   Other, net                                    1,274      2,072     1,584
                                              --------   --------  --------
                                                (4,111)    (1,526)   (3,415)
                                              ---------  --------  --------
INCOME BEFORE INCOME TAXES, MINORITY
   INTEREST AND CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE                             7,779      4,298     5,502
PROVISION FOR INCOME TAXES                      (1,656)      (609)   (1,395)
MINORITY INTEREST                               (1,521)        -         -
                                              ---------  --------  --------
INCOME BEFORE CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE                             4,602      3,689     4,107

CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
   NET OF TAX (Note 1)                              -        (266)       -
                                              --------   --------  -------

NET INCOME                                    $  4,602   $  3,423  $  4,107
                                              ========   ========  ========

NET INCOME APPLICABLE TO COMMON
   SHARES (Note 1)                            $  4,602   $  3,423  $  3,653
                                              ========   ========  ========

INCOME PER COMMON SHARE BEFORE CUMULATIVE
   EFFECT OF ACCOUNTING CHANGE                $   0.45   $   0.43  $   0.50

ACCOUNTING CHANGE PER COMMON SHARE                  -       (0.03)       -
                                              --------   --------  -------

NET INCOME PER COMMON SHARE                   $   0.45   $   0.40  $   0.50
                                              ========   ========  ========

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING                            10,285,038  8,595,453 7,367,531
                                            ==========  ========= =========


        The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                      MARKER INTERNATIONAL AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                          (In Thousands, Except Shares)

------------------------------------------------------------------------------------------------------------------------------------


                                                                                                                      Cumulative
                                         Series A                                                                       Foreign
                                      Preferred Stock           Common Stock     Additional  Accumulated  Currency       Total
                                    -------------------       ---------------      Paid-in    Earnings   Translation  Shareholders'
                                    Shares       Amount       Shares    Amount     Capital    (Deficit)  Adjustments Equity(Deficit)
                                    ------       ------       ------    ------     -------    ---------  ----------- ---------------
BALANCE, MARCH 31, 1994              2,500       $2,500    5,406,055    $   54    $   2,692    $(8,132)     $   180       $ (2,706)
      Exchange of series
        A preferred stock for
        common  stock               (2,500)      (2,500)     378,572         4        2,496       --           --              --
      Initial public offering of
        common stock, net             --           --      2,662,250        26       16,336        --          --           16,362
      Net income                      --           --           --        --            --        4,107        --            4,107
      Translation adjustments         --           --           --        --            --         --         1,252          1,252
      Dividends on preferred stock    --           --           --        --            --         (691)       --             (691)
                               -----------     --------  -----------  --------   -----------   --------    --------       --------
BALANCE, MARCH 31, 1995               --           --      8,446,877        84        21,524     (4,716)      1,432         18,324
       Common stock options
         exercised                    --           --          1,000      --               7       --          --                7
      Net income                      --           --           --        --            --        3,423        --            3,423
      Translation adjustments         --           --           --        --            --         --          (986)          (986)
                               -----------     --------  -----------  --------   -----------   --------    --------       --------
BALANCE, MARCH 31, 1996               --           --      8,447,877        84        21,531     (1,293)        446         20,768
      Secondary public  offering of
        common stock, net             --           --      2,680,000        27        14,753       --          --           14,780
      Common stock options
        exercised                     --           --          1,250      --               9       --          --                9
      Adjustment for change in
        reporting period of           --           --           --        --            --       (2,451)       --          (2,451)
        consolidated  subsidiary


      Net income                      --           --           --        --            --        4,602        --            4,602
      Translation adjustments         --           --           --        --            --         --        (6,011)        (6,011)
                                -----------    --------  -----------  -------   -----------    --------    --------       --------


BALANCE, MARCH 31, 1997               --       $   --    11,129,127      $111   $    36,293     $   858    $ (5,565)      $ 31,697
                                ===========    ========  ===========  =======   ===========    ========    ========       ========

                 The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                      MARKER INTERNATIONAL AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED MARCH 31, 1997, 1996 and 1995 Increase (Decrease) in Cash and Cash Equivalents
                             (Dollars in Thousands)

-------------------------------------------------------------------------------------------
                                                         1997       1996         1995
                                                       -------    -------      ------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                          $ 4,602    $ 3,423      $ 4,107
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Minority interest in income                      1,521         -            -
        Depreciation and amortization                    4,386      3,131        2,521
        Equity in (income) loss of unconsolidated
          subsidiary                                       281     (1,595)          -
        Loss from consolidated subsidiary
          resulting from change in reporting
          period (Note 8)                               (3,063)        -            -
        Loss on sale of property, plant and equipment      444         -            -
        Change in assets and liabilities (net of
          amounts acquired):
          Accounts receivable, net                      (3,109)      (753)      (1,431)
          Inventories                                   (3,596)    (7,127)      (1,868)
          Prepaid and other assets                       2,876       (317)        (526)
          Accounts payable                              (1,015)        45         (569)
          Other liabilities                                875        684        1,940
                                                       -------    -------      -------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
                                                         4,202     (2,509)       4,174
                                                       -------    -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment          (10,269)    (4,380)      (5,167)
   Equity investment in DNR                                 -      (5,325)          -
   Majority purchase of DNR, net of cash
     acquired ($5,263)                                 (14,560)        -            -
   Proceeds from disposition of equipment                  143        361           72
                                                       -------    -------      -------
NET CASH USED IN INVESTING ACTIVITIES                  (24,686)    (9,344)      (5,095)
                                                       -------    -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (payments) on notes payable to banks  12,060      3,833       (2,727)
   Issuance of common stock, net of issuance costs      14,780         -        16,362
   Dividends paid on preferred stock                        -          -        (1,551)
   Proceeds from common stock options exercised              9          7           -
   Proceeds from issuance of long-term debt             10,385      8,037        5,367
   Principal payments on long-term debt                 (3,176)    (3,262)      (2,875)
   Redemption of Series A Bonds                         (3,500)    (3,500)      (2,000)
                                                       -------    -------      -------
NET CASH PROVIDED BY FINANCING ACTIVITIES               30,558      5,115       12,576
                                                       -------    -------      -------
Effect of foreign exchange rate changes on cash         (2,731)       646          157
                                                       --------   -------      -------
Net increase (decrease) in cash and cash equivalents     7,343     (6,092)      11,812

Cash and cash equivalents at beginning of year           6,189     12,281          469
                                                       -------    -------      -------

CASH AND CASH EQUIVALENTS AT END OF YEAR               $13,532    $ 6,189      $12,281
                                                       =======    =======      =======

                 The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

      Marker International ("Marker" or the "Company") is a holding company which operates through its subsidiaries, Marker Deutschland GmbH ("Marker Germany"), Marker USA, Marker Japan Co., Ltd. ("Marker Japan"), Marker Austria GmbH ("Marker Austria") and Marker Canada, Ltd. ("Marker Canada"). Substantially all of the Company's ski bindings are manufactured by Marker Germany, which also distributes bindings in Germany, to subsidiaries of the Company, and to independent distributors in countries where the Company does not have a distribution subsidiary. Marker Ltd., also a subsidiary of the Company, designs, distributes and sells to retailers the Company's clothing, gloves and luggage products for skiing and other recreational activities. The principal markets for the Company's products are North America, Europe and Asia.

      In addition, Marker International, through its 80% owned subsidiary, DNR Sportsystem Ltd. ("DNR"), and its newly created and wholly-owned subsidiaries, DNR USA, Inc.("DNR USA"), DNR North America, Inc. ("DNR North America") and DNR Japan Co., Ltd. ("DNR Japan"), is a leading designer, developer, manufacturer and marketer of snowboards, Interface Step-in SystemsTM, traditional snowboard bindings and snowboard boots. DNR Sportsystem Ltd. designs, develops and distributes snowboards and related products throughout the world. DNR USA manufactures snowboards for distribution worldwide under the Santa Cruz and DNR brand names. DNR North America and DNR Japan, through their own sales force market snowboards, Interface Step-in SystemsTM, snowboard bindings and boots directly to retailers in the United States and Japan, respectively.

Pervasiveness of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Consolidation

      The consolidated financial statements include the accounts of Marker International and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Foreign Currency Translation

      The functional currency for the Company's foreign operations is the applicable local currency: Marker Germany - Deutsch Marks, Marker Japan and DNR Japan - Japanese Yen, Marker Canada - Canadian Dollars, Marker Austria - Austrian Schillings, and DNR Sportsystem Ltd. - Swiss Francs. The financial statements of foreign subsidiaries are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the applicable rates of exchange at the end of the reporting period. Income and expense items are translated at the weighted average rates of exchange prevailing during the period. Translation gains and losses are reflected as a separate component of shareholders' equity as "cumulative foreign currency translation adjustments."

      At March 31, 1997, Marker AG, a subisdiary of Marker International had intercompany borrowings of approximately CHF 26.9 million, from Marker International. The borrowings are long-term in nature, and in accordance with SFAS No. 52, a translation loss of approximately $3.2 million has been included in the cumulative foreign currency translation adjustment section of shareholders' equity.

Cash and Cash Equivalents

      Cash and cash equivalents include investments in certificates of deposit with original maturities of less than 30 days. As of March 31, 1997, the Company has granted a security interest in a $2.0 million time deposit held in the Company's name at a United States branch of a German bank. This deposit is restricted for use as collateral on borrowings from such bank.

Accounts Receivable

      The Company has certain sales programs which result in the majority of the annual net sales occurring in the second and third fiscal quarters. The remaining balance of the annual net sales occurs primarily during the fourth fiscal quarter. In accordance with industry practice, the Company grants payment terms to its customers in excess of 30 days. As of March 31, 1997, the Company has certain accounts receivable from customers which are not due for over six months.

Inventories

      Inventories include direct materials, direct labor and manufacturing overhead costs and are recorded at the lower of cost (using the first-in, first-out method) or market. The major classes of inventories are as follows (in thousands):
                                                   March 31,
                                                  ----------
                                               1997         1996
                                               ----         ----
          Raw materials                      $ 1,054      $   489
          Work in process                      2,739        2,551
          Finished goods                      30,056       29,628
                                             -------      -------
                                             $33,849      $32,668
                                             =======      =======

Property, Plant and Equipment

      Property, plant and equipment are recorded at cost. Major additions and improvements are capitalized, while costs for minor replacements, maintenance and repairs that do not increase the useful life of an asset are expensed as incurred.

      For financial reporting purposes, the provision for depreciation and amortization is determined using the straight-line or declining-balance methods based on the expected remaining economic useful lives of the assets as follows:

            Description                           Useful Lives
      Machinery and equipment                     2 - 10 years
      Furniture, fixtures and office equipment    2 - 10 years
      Building and improvements                   2 - 30 years

      In January 1997, the Company completed construction of its snowboard manufacturing facility located on property adjacent to the Company's headquarters in Salt Lake City. The total cost of the manufacturing facility excluding equipment, was approximately $3.3 million, which includes land with a cost of approximately $0.7 million. The Company has financed approximately $2.3 million of the completed facility with long-term debt to be paid over a period of 15 years.

      For the year ended March 31, 1997, the Company capitalized interest costs totaling approximately $237,000, related to the construction of corporate facilities. No interest was capitalized during fiscal 1996.

Intangible Assets

      Intangible assets consist of goodwill, trade names and licenses resulting from the Company's acquisition of DNR (See Note 8). Intangible assets are amortized using the straight-line method over lives ranging from 5 to 30 years. At March 31, 1997, accumulated amortization of intangible assets totaled approximately $621,000.

Advertising

      Prior to fiscal 1996, the Company capitalized certain advertising costs and amortized those costs over the period for which the revenue related to the costs was recognized. During fiscal 1996, the Company adopted the provisions of Statement of Position 93-7, Reporting on Advertising Costs, which requires advertising costs to be expensed the first time the advertising takes place or when incurred. The Company has elected to expense advertising costs the first time the advertising takes place. In fiscal 1996, the cumulative effect of adopting this change in accounting principle, net of the related income tax effect, was approximately $266,000. On a pro forma basis, this change would have had no material impact on fiscal 1995 net income.

      For the years ended March 31, 1997,  1996 and 1995,  advertising  expenses
totaled   approximately   $  3.3  million,   $4.2  million  and  $3.3   million,
respectively.

Net Income per Common Share

      Net income per common share is based upon the weighted average number of shares of common stock and dilutive common stock equivalent shares outstanding during the periods presented. Common stock equivalent shares consist of stock options that have a dilutive effect when applying the treasury stock method.

      In connection with the Initial Public Offering in August 1994, all of the outstanding shares of the Series A preferred stock were exchanged for 378,572 shares of common stock, and all of the outstanding shares of Redeemable Preferred Stock were converted to Series A Bonds issued to a related party with an aggregate principal amount of $19,000,000 (See Note 3).

      Net income applicable to common shares for fiscal year 1995 reflects a pro forma presentation of the transactions described above as if the exchanges occurred on April 1, 1994 (the beginning of the 1995 fiscal year). Accordingly, net income applicable to common shares was computed by eliminating dividends totaling approximately $87,000 on Series A preferred stock for the year ended March 31, 1995, and by subtracting from net income dividends that would have been treated as interest expense, net of the related tax effect, had the exchange of the Redeemable Preferred Stock occurred on April 1, 1994. The amount by which net income was reduced totaled approximately $454,000 for the year ended March 31, 1995. No dividends were paid during fiscal 1996 and 1997.

Fair Value of Financial Instruments

      The fair value of the Company's long-term debt is approximately $19.9 million at March 31, 1997. The book value of all other financial instruments approximates fair value except for derivatives (See Note 9). The estimated fair values have been determined using appropriate market information and valuation methodologies.

Recent Accounting Pronouncements

Earnings per Share

      In February 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". This statement specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") for financial statements issued for all periods ending after December 15, 1997. Early adoption is prohibited and upon adoption, all prior period EPS data presented must be restated. SFAS 128 simplifies the standards for computing EPS in comparison to APB Opinion No. 15 and replaces the presentations of Primary EPS and Fully Diluted EPS with a presentation of Basic EPS and Diluted EPS. The Company believes that SFAS 128 will not have a material impact when adopted.

Long-lived Assets

      In March 1995, SFAS No. 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of," was issued. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During fiscal 1997, the Company adopted this statement and determined that no impairment loss need be recognized.

NOTE 2.  NOTES PAYABLE TO BANKS AND LONG-TERM DEBT

      Notes payable to banks at March 31, 1997 and 1996, consisted of the following:

                                                                                       1997          1996
                                                                                       ----          ----
                                                                                        (in thousands)
Credit arrangement  with a German bank, with maximum  borrowing of DM 67,000,000
     ($39,999,000).  The  arrangement  provides  for maximum  borrowings  at the bank's base rate or a  combination  of  borrowings  at the bank's base rate with DM  59,000,000  ($35,223,000)  maximum  available for Euroloans and DM
     8,000,000 ($4,776,000) available as a revolving line of credit. The line of credit includes  provisions for  discounting  customer notes with recourse.
     Amounts  outstanding  under  these  credit  arrangements  at March 31, 1997 consisted of Euroloans of DM  26,000,000  ($15,522,000),  bearing  interest rates  ranging from 4.70% to 6.95% subject to an interest rate swap for the initial DM  10,000,000  ($5,970,000)  which limits the  interest  rate to a maximum rate of 6.95%, and DM 3,324,467  ($1,984,707) on the revolving line of credit which had an interest rate of 8.0% at March 31, 1997.  Borrowings are secured by the accounts receivable,  inventory, and equipment of Marker
     Germany and are  guaranteed  by Marker  International  and Marker USA.  The
     current agreement extends through July 1997.                                    $17,507        $22,525

Credit  arrangements  with four Japanese  banks,  with maximum  borrowing of YEN
     1,500,000,000   ($12,121,500).   At  March  31,  1997,  YEN   1,070,000,000
     ($8,646,670)  of borrowings  were  outstanding  with interest rates ranging from 1.06% to 2.25%,  due in  installments  at various  dates through March
     1998, YEN 300,000,000  ($2,424,300)  secured by the assets of a director of
     the   Company,   YEN   670,000,000   ($5,414,270)   guaranteed   by  Marker
     International,  YEN  100,000,000  ($808,100)  secured by  certain  accounts
     receivable.                                                                     8,647           7,457

Line of credit with a U.S. bank, maximum borrowings of $20,000,000, subject to a borrowing base limitation  (maximum amount  available at March 31, 1997 was
     $16,000,000).  Interest at the bank's  prime rate (8.5% at March 31,  1997)
     secured by the accounts  receivable  and inventory of Marker USA and Marker
     Ltd. and guaranteed by Marker International. Expires August, 1997.             12,776             574
                                                                                  --------        --------
                                                                                   $38,930         $30,556
                                                                                  ========        ========

      For the years ended March 31, 1997 and 1996, the weighted average interest rate on short-term borrowings outstanding at year end was 5.2 percent and 4.9 percent, respectively, the maximum short-term borrowing amount outstanding during the year was $68.3 million and $59.7 million, respectively, the average amount outstanding during the year was $51.2 million and $40.5 million, respectively, and the weighted average interest rate during the years ended March 31, 1997 and 1996 was 5.2 percent and 5.3 percent, respectively.

      Long-term debt at March 31, 1997 and 1996, consisted of the following:

                                                        1997           1996
                                                        ----           ----
                                                          (in thousands)
Notes payable to two German banks,  interest  rates
  ranging from 5.80% to 9.75%,  due in installments
  through  September  2002,   secured  by  accounts
  receivable,   inventory    and    equipment    of
  Marker    Germany   and   guaranteed   by  Marker
  International and Marker USA                         $5,282         $4,946

Note  payable to a U.S.  bank,  interest  at 8.75%
  due October  1999,  secured by the inventory and
  accounts  receivable  of Marker  USA and  Marker      5,000              -
  Ltd. and guaranteed by Marker International

Note  payable to a U.S.  branch of a German  bank,
  interest at 4.81% due April  1998,  secured by a
  $2,000,000  time deposit  held in the  Company's      4,349          4,932
  name at the bank

Note  payable to a U.S.  bank,  interest  at 9.7%,
  due in monthly  installments  through July 2004,      1,461          1,590
  secured by a building

Note  payable  to a  Japanese  bank,  interest  at
  2.13%,  due  in  installments  through  November
  2000,  secured by the  assets of a  director  of        818          1,211
  the Company

Notes  payable to an insurance  company,  interest
  at 8.09%, due in installments  through May 2012,      2,250          -
  secured by a building

Other                                                     365            349
                                                       ------         ------
                                                       19,525         13,028
Less current maturities                                (3,038)        (7,576)
                                                       ------         ------
                                                       $16,487        $5,452
                                                       ======         ======

      The following are scheduled principal maturities of long-term debt as of March 31, 1997 (in thousands):
                      Year Ending March 31,     Amount
                      1998                    $3,038
                      1999                     6,995
                      2000                     5,563
                      2001                     1,003
                      2002                       437
                      Thereafter               2,489
                                             -------
                                             $19,525
                                             =======

      Total cash paid for interest during the years ended March 31, 1997, 1996 and 1995 was approximately $5,276,000, $5,172,000, and $3,635,000, respectively.
Included in total cash payments for interest are Series A Bond (See Note 3) interest payments which totaled approximately $1,253,000, $1,556,000 and $183,000 for the years ended March 31, 1997, 1996 and 1995, respectively.

NOTE 3.  BONDS

      The holder of the then outstanding Series A-1, A-2, and A-3 Redeemable Preferred Stock (collectively, the "Redeemable Preferred Stock") exchanged, on the effective date of the Initial Public Offering (August 1994), its shares of Redeemable Preferred Stock for Series A-1, A-2 and A-3 bonds (collectively, the "Series A Bonds") of the Company. The holder of the Series A Bonds is a Japanese corporation (the "Bondholder") controlled by a director of the Company. The Series A Bonds are subject to redemption upon not less than 30 days notice, in whole or in part, at the option of the Company. As of March 31, 1997, the redemption schedule was amended by the bond holder and the Company. This amendment to the redemption schedule extended the repayment schedule by one year on all requested redemptions.

Series A-1 Bonds

      The Series A-1 bonds had an original aggregate face value of $8.0 million and bear interest, payable semi-annually on September 30 and March 31, at the effective borrowing rate for the Bondholder (the "Japanese Bank Rate"). The effective Japanese Bank Rate at March 31, 1997 and 1996 was 6.79 percent and
6.95 percent, respectively. The average effective Japanese bank rate during the years ended March 31, 1997 and 1996 was 6.6 percent and 7.2 percent, respectively. During the fiscal year ended March 31, 1997 and 1996, $1.0 million of the Series A-1 bonds were redeemed in each year. The remaining $4.0 million aggregate principal amount of Series A-1 bonds outstanding may be redeemed according to the following schedule:


                                   Redemption        Face Amount
             Notice On or After    On or After     to be Redeemed

                April 1, 1998    October 1, 1998     $2,000,000
                April 1, 1999    October 1, 1999     $2,000,000


Series A-2 Bonds

      The Series A-2 bonds had an original aggregate face value of $10.0 million and bear interest, payable semi-annually on September 30 and March 31, at the Japanese Bank Rate plus three percent of the face value of the bonds outstanding. The effective rate on Series A-2 bonds at March 31, 1997 and 1996 was 9.79 percent and 9.95 percent, respectively. During the year ended March 31, 1997, $2.5 million of the Series A-2 bonds were redeemed by the Bondholder. The Bondholder of the Series A-2 bonds may redeem the remaining bonds according to the following schedule:

                                   Redemption         Face Amount
             Notice On or After    On or After       to be Redeemed

                June 16, 1998    December 16, 1998     $2,500,000
                June 16, 1999    December 16, 1999     $2,500,000

Series A-3 Bond

      The Series A-3 bond has an aggregate face value amount of $1.0 million and bears interest, payable semi-annually on September 30 and March 31, at the Japanese Bank Rate plus three percent of the face value of the bond outstanding. The effective rate on the Series A-3 bond at March 31, 1997 and 1996 was 9.79 percent and 9.95 percent, respectively. The Bondholder of the Series A-3 bond may redeem the bond by providing six months prior written notice on or after June 16, 1999 for redemption on or after December 16, 1999.


NOTE 4.  COMMITMENTS AND CONTINGENCIES

Letters of Credit

      The Company has available letters of credit with a U.S. bank of $2,500,000. Letters of credit totaling approximately $713,000 were outstanding as of March 31, 1997.

Leases

      The Company is committed under various long-term noncancellable operating leases requiring minimum annual rentals as follows (in thousands):

                  Year Ending March 31,       Amount
                  1998                        $2,237
                  1999                         2,017
                  2000                         1,704
                  2001                         1,198
                  2002                         1,127
                  Thereafter                  10,760
                                             -------
                                             $19,043
                                             =======

      Rent and lease expense was approximately $3,176,000, $3,572,000, and $2,996,000 for the years ended March 31, 1997, 1996 and 1995, respectively.

Discounted Notes Receivable

      Marker Japan was contingently liable for discounted trade notes receivable on a full recourse basis of approximately $2,944,000 at March 31, 1997. These notes receivable mature in various amounts through September 1997.

Royalty Agreements

      During fiscal year 1997, the Company renewed its agreement with the Salt Lake Organizing Committee for the 2002 Olympic Winter Games as licensee for the sale of apparel, in the state of Utah and throughout various regions of the U.S., with the imprint of the 2002 Olympic Winter Games to be held in Salt Lake City. The Company was again awarded licenses for both winter and summer apparel with the current agreements extending through December 31, 1997. Over the remaining term of the agreements, the Company is required to pay the Salt Lake Organizing Committee periodic minimum royalty payments totaling approximately $600,000.

      DNR Sportsystem Ltd. is party to a license agreement (the "Santa Cruz License") with California based N.H.S., Inc. ("Santa Cruz"). The Santa Cruz License may be terminated on May 31, 2001, upon one year's prior notice by either party, and unless so terminated, will continue for successive two year periods. Among other things, the Santa Cruz License requires that DNR pay Santa Cruz certain royalties as a percentage of DNR's gross sales arising from products sold under the Santa CruzTM brand name.

      During fiscal 1997, Thomas Sims terminated a license agreement (the "Sims License") between DNR and Thomas Sims. The Sims License required DNR to pay Sims certain royalties as a percentage of DNR's gross sales arising from products sold under the SimsTM brand and that the SimsTM products comprise at least 60% of DNR's total sales (See Legal Matters below and See Note 8).

      Royalties related to the license agreements ranged from 2% to 6% of sales. For the period January 1, 1996 through December 31, 1996 DNR incurred royalty expenses of approximately $1.5 million.

Legal Matters

      On September 26, 1996, Thomas P. Sims ("Sims") filed an action (the "Action") in the Superior Court of California for the County of Santa Barbara (the "Superior Court") against the Company and DNR relating to a license agreement dated September 8, 1991, between Sims and DNR ( the "License") for the production and distribution of snowboards and related products bearing the Sims trademark outside of the United States and Canada. Sims alleged, among other things, that the Company and DNR were promoting products (including DNR's soft boot Step-in Interface System binding, the "Interface System") that unfairly competed with Sims' products and that DNR had breached the License. On September

27, 1996, Sims notified DNR of his intention to terminate the License agreement, which was scheduled to continue until July 1, 2001, and, pursuant to the terms of the License, initiated arbitration proceedings against DNR by filing a demand for arbitration (the "Arbitration"). Sims claims that termination was justified by the alleged breaches of the License agreement by DNR. Sims also claims that the Company misappropriated a Sims design for a snowboard binding and seeks damages based upon various legal and factual theories, including claims that DNR's conduct damaged the value of his trademarks and that DNR distributed goods not authorized by the License agreement. Sims has not specified the amount sought as damages.

      The Company denies Sims' claims and DNR has filed a counter claim against Sims in which it seeks damages from Sims for wrongfully terminating the license agreement, for selling his interest in his trademarks and the License agreement to a third party in violation of a right of first refusal in favor of DNR that is stated in the License agreement, and for other relief and damages.

      On November 27, 1996, the Superior Court granted Sims' request for a preliminary injunction against the Company and DNR. The Superior Court's ruling prevents DNR from manufacturing, shipping, selling or distributing snowboard products with the Sims trademark, pending the outcome of the Arbitration. The Superior Court, however, refused to grant Sims' request that DNR be enjoined from producing and marketing the Interface System under the "DNR" and other brand names. Additionally, the preliminary injunction does not restrict the right of DNR to produce and market snowboards and related products under brand names other than Sims.

      The preliminary injunction is not a final judgment and factual findings made by the Superior Court in the preliminary injunction proceeding are not binding upon the arbitrator. In the Arbitration, Sims has filed a claim against DNR for breach of the License and DNR has filed a counterclaim against Sims for wrongful termination of the License. The Arbitration hearing is scheduled to take place over a four week period beginning in July 1997. Under the terms of the License, the arbitrator's award is binding on the parties and is not subject to appeal or further court review except for extraordinary circumstances. Although only Sims and DNR are parties to the arbitration, the arbitrators decision could conclude many of the disputes that are the subject of the Action, which has been stayed while the Arbitration is pending.

      In the opinion of the Company, neither the Company nor any of its subsidiaries is currently a party to or subject to any other material pending legal proceedings. The nature of the sports of skiing and snowboarding entail inherent risks of injury. It is expected that the Company from time to time will be subject to claims and lawsuits as a result of the nature of its business. The

Company maintains insurance that it believes meets industry standards to protect itself against product liability claims. The adequacy of the insurance coverage and reserves established by the Company to cover known, as well as incurred but unknown, product liability claims are evaluated at the end of each fiscal year. There can be no assurance, however, that such coverages or reserves will be sufficient protection against any future legal proceedings (including any related payments, settlements or costs).

      In September 1995, the Company, along with other significant companies in its business, received a letter from the Department of Justice (the "DOJ") explaining that the pricing practices of the various companies in the ski industry were being reviewed. Although to date the Company has not received further correspondence from the DOJ, there can be no assurance that the DOJ will not pursue these matters further.


NOTE 5.  INCOME TAXES

      The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements.

      The Company's subsidiaries file tax returns in their applicable jurisdictions. U.S. income tax is not provided on unrepatriated foreign earnings because management considers such amounts to be permanently invested abroad. Management has deemed it impracticable to determine the amount of unrecognized deferred tax liability on earnings which are considered permanently invested abroad. However, the Company has provided for U.S. income taxes on the undistributed earnings of its investment in DNR Sportsystem Ltd. prior to June 26, 1996, while it was an unconsolidated subsidiary.

      The domestic and foreign components of income before provision for income taxes for the years ended March 31, 1997, 1996 and 1995 were as follows (in thousands):

                                   1997      1996     1995
                                  ------    ------   -----
              Domestic           $(2,551)   $  386   $1,233
              Foreign              8,809     3,912    4,269
                                  ------    ------   ------
                                  $6,258    $4,298   $5,502
                                  ======    ======   ======

     The Company's provision for income taxes for the years ended March 31, 1997, 1996 and 1995 consisted of the following (in thousands):

                                   1997      1996     1995
                                  ------    ------   -----
              Current:
                 Federal          $   15    $   15   $  180
                 State                30         7       72
                 Foreign           1,945     1,210    1,143
                                  ------    ------   ------
                                   1,990     1,232    1,395
              Deferred              (334)     (623)      -
                                  ------    ------   -----
                                  $1,656    $  609   $1,395
                                  ======    ======   ======

      For the years ended March 31, 1997, 1996 and 1995, the federal and state current provisions for income taxes are presented net of the benefits realized from operating loss carryforwards which totaled approximately $166,000, $123,000 and $463,000, respectively. In addition, the foreign current provision for income taxes are presented net of benefits realized from operating loss carryforwards of approximately $0, $213,000 and $931,000, respectively.

      The provision for income taxes as a percentage of income before provision for income taxes differed from the statutory Federal rate due to the following:

                                                  1997     1996    1995
                                                 ------   ------  -----
    Statutory Federal income tax rate             34.0%    34.0%   34.0%
    State income taxes net of Federal income
     tax benefit                                   0.3      0.6     3.7
    Change in deferred tax asset valuation
     allowance                                    (5.3)   (20.2)  (30.4)
    Foreign earnings taxed at different rates     (2.3)    12.1    16.1
    Investment in unconsolidated subsidiary       (1.9)   (12.6)      -
    Other                                          1.7      0.3     2.0
                                                 -----    -----   -----
                                                  26.5%    14.2%   25.4%
                                                 =====    =====   =====

     The components of the net deferred tax assets and liabilities at March 31, 1997 and 1996 were as follows (in thousands):

                                                           1997     1996
                                                           ----     ----
          Deferred tax assets:
             Intercompany profit                          $ 801    $ 842
             Domestic net operating loss carryforwards       67      226
             Allowance for doubtful accounts                410      343
             Accrued expense reserves                       625      404
             Foreign  tax  credits  and  other  credit
               carryforwards                                190      215
             Other                                          376      341
                                                          -----    -----
                Total deferred tax assets                 2,469    2,371
          Valuation allowance                              (428)    (574)
                                                          -----    -----
                                                          2,041    1,797
          Deferred tax liabilities:
             Equity investment                             (139)    (224)
             Other                                         (356)    (360)
                                                          -----    -----
                Total deferred tax liabilities             (495)    (584)
                                                          -----    -----
                Net deferred tax assets                   $1,546   $1,213
                                                          ======   ======

      The recognition of deferred tax assets is based upon judgments regarding the potential realization of such assets in the future. Based upon positive evidence such as a recent history of earnings and utilization of net operating loss carryforwards, management has deemed that a reduction of the valuation allowance is appropriate to reflect utilization of certain recorded tax asset amounts. Although realization is not assured, management believes it is more likely than not that a portion of the net deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

      As of March 31, 1997, the Company has domestic tax net operating loss carryforwards of approximately $198,000 which expire in 2006. Additionally, as of March 31, 1997, the Company has domestic foreign tax credits, general business credits and alternative minimum tax credits of $73,000, $36,000 and $85,000, respectively.

     Cash paid for income taxes in the years ended March 31, 1997, 1996 and 1995 was approximately $1,216,000, $1,114,000 and $507,000, respectively.

NOTE 6.  PREFERRED STOCK

      Upon the effective date of the Initial Public Offering, the holders of the Series A Preferred Stock exchanged all of the outstanding shares of such stock for 378,572 shares of Common Stock. On the same date, the holder of the Series A-1, A-2 and A-3 Redeemable Preferred Stock exchanged all of the outstanding shares of such stock for Series A-1, A-2 and A-3 Bonds with an aggregate face value of $19,000,000 (Note 3).

      There were no preferred stock dividends for the years ended March 31, 1996 and 1997. However, dividends on the Series A preferred stock totaled approximately $87,000 for the year ended March 31, 1995. Cumulative annual dividends were computed in accordance with prescribed formulas which resulted in total dividends for Series A-1 Redeemable Preferred Stock of approximately $231,000 for the year ended March 31, 1995. Dividends for Series A-2 Redeemable Preferred Stock and Series A-3 Redeemable Preferred Stock for the year ended March 31, 1995 totaled $339,000 and $34,000, respectively.


NOTE 7.  COMMON STOCK TRANSACTIONS

Stock Offering

      On July 23, 1996, the Company closed on its Secondary Public Offering of the Company's common stock. In connection therewith, the Company issued 2,680,000 shares of common stock, including 180,000 shares of common stock in connection with the closing of the underwriters overallotment option. The Company received aggregate net proceeds of approximately $14.8 million. The Company utilized such net proceeds to partly finance the purchase of additional shares of DNR.

Warrants

      In connection with the Company's Initial Public Offering held during fiscal 1995, the Company issued to the representative of the underwriters nontransferable warrants to purchase 231,500 shares of the common stock, exercisable for a period of four years commencing in August 1995 at an exercise price of $8.75. Accordingly, at March 31, 1997, 115,750 warrants were exercisable. The warrants provide for registration rights, anti-dilution protection, and other customary terms. No warrants were exercised during the fiscal year ended March 31, 1997.

Stock Option Plan

      During fiscal 1995, the Company established a nonqualified and incentive stock option plan (the "Stock Option Plan"). The Stock Option Plan provides for the issuance of a maximum of 2,500,000 shares of common stock to officers, directors, consultants, and other key employees. The Stock Option Plan allows for the grant of incentive or nonqualified options and is administered by the Board of Directors. Incentive options are granted at not less than 100 percent of the fair market value of the underlying common stock on the date of the grant. The aggregate fair market value of shares which may be purchased for the first time during any calendar year pursuant to an incentive stock option grant may not exceed $100,000. Nonqualified stock options will be granted at a price as determined by the Board of Directors. No stock options granted are exercisable after ten years from the date of grant. As of March 31, 1997 and 1996, the Company had the following options outstanding and exercisable:

                                                      Weighted Avg
        Year Ended March 31, 1997           Amount    Exercise Price
        Options Granted                    236,000        $ 5.42
        Options Exercised                  (1,250)         7.125
        Options Expired/Forfeited          (44,250)         6.83
        Options Canceled                  (169,000)         5.75
        Options outstanding                877,500          6.46
        Options exercisable                277,750          6.96

        Year Ended March 31, 1996
        Options Granted                    359,500        $ 5.91
        Options Exercised                  (1,000)         7.125
        Options Expired/Forfeited          (25,000)         6.95
        Options outstanding                856,000          6.62
        Options exercisable                125,375         7.125

      Subsequent to year end, the Board of Directors amended the exercise price of 468,500 options originally granted on November 1, 1994 at an option price of $7.125 per share to $4.125 per share, which was the closing price for Marker common stock on April 15, 1997, the date the options were amended.

      The Company has adopted the disclosure-only provisions of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized for its stock option plan. Had compensation cost for the Company's stock option awards been determined in accordance with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                       1997          1996
                                                       ----          ----
        Net Income - As Reported (in thousands)      $4,602        $3,423

        Net Income - Pro Forma (in thousands)        $4,190        $3,265


        Earnings per share - As Reported            $  0.45        $ 0.40
        Earnings per share - Pro Forma              $  0.41        $ 0.38

      The following information applies to the options outstanding and exercisable at March 31, 1997: 233,000 of the 877,500 options outstanding at March 31, 1997 have exercise prices between $4.00 and $5.75, with a weighted average exercise price of $5.41 and a weighted average remaining contractual life of 9.3 years of which none of these options are exercisable, and the remaining 644,500 options have exercise prices between $6.00 and $7.13, with a weighted average exercise price of $6.83 and a weighted average remaining contractual life of 7.7 years of which approximately 277,750 of these options are exercisable; their weighted average exercise price is $6.96.

      Because the Statement 123 method of accounting has not been applied to options granted prior to April 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The weighted average fair value of options granted under the Company's stock option plans during fiscal years ending March 31, 1997 and 1996 were estimated at $4.27 and $4.37, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1997 and 1996, respectively: dividend yield of 0%, expected volatility of 78% and expected lives of 6 years, for both years; and a risk free rate of return of 6.6% and 6.1%, and an assumed forfeiture rate of 2.3% and 7.9%, respectively. The estimated fair value of options granted is subject to the assumptions made and if the assumptions were to change, the estimated fair value amounts could be significantly different. The weighted average fair value of the options exercised during fiscal 1997 and 1996 was $4.33 for both years.


NOTE 8.  INVESTMENT IN SUBSIDIARY

      On June 30, 1995, the Company acquired 25% of the common shares of DNR Sportsystem Ltd. ("DNR"), a Swiss Corporation, for approximately $5.4 million in cash. On June 26, 1996, the Company acquired an additional 55% of the common shares of DNR for approximately $19.8 million. In connection with the 55% purchase, the Company acquired the following: assets at fair value of $24.1 million (including cash of $5.3 million) and assumed liabilities of $4.2 million. This acquisition has been accounted for using the purchase method. As a result of the acquisition, Marker's total ownership of DNR Sportsystem increased to 80%. Prior to its 80% ownership, the Company accounted for its then 25% investment in DNR using the equity method of accounting.

      Prior to March 31, 1997, DNR Sportsystem had a calendar year end and as a foreign entity did not have the same reporting requirements as the Company. Consistent with prior reporting periods, the Company used a 90-day lag in reporting DNR's financial information. As such, DNR's operating results for its year ended December 31, 1996 were included in Marker's fiscal year ended March 31, 1997. On March 31, 1997, Marker elected to eliminate the 90-day reporting lag and, as such, recorded a one time adjustment to retained earnings relating to DNR's operating results for the period January 1, 1997 to March 31, 1997, effectively making DNR's current reporting period the same as that of Marker International and its other consolidated subsidiaries. For the period January 1, 1997 through March 31, 1997, Marker's adjustment to retained earnings was $2.45 million, which represented 80% of DNR's net loss for that same period. DNR had net sales of $1.3 million for the period January 1, 1997 through March 31, 1997.

      For the period January 1, 1996 through December 31, 1996, DNR reported net sales of $49.7 million, operating income of $6.7 million and net income of $6.4 million. For the period January 1, 1995 through December 31, 1995, DNR reported net sales of $44.0 million, operating income of $6.7 million and net income of $5.6 million. However, the Company's actual benefit from the 1996 DNR operating results was reduced by its proportional share of non-ownership (minority interest) which varied throughout the reporting period, amortization expense resulting from goodwill created by the purchase of DNR and significant interest expense incurred by the Company relating to the purchase.

      The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and DNR as if the Company had owned 80% of DNR at the beginning of fiscal 1997 and 1996. Pro forma adjustments have been made to give effect to amortization of goodwill, interest expense on acquisition debt and certain other adjustments. The pro forma results have been prepared for comparative purposes only. They do not purport to be indicative of the results of operations which actually would have resulted had the Company owned 80% of DNR for the entire fiscal years 1997 and 1996, or of future results of operations of the consolidated entities.

(Unaudited and in thousands except
 per share amounts)                             For the Year ended March 31,
                                                      1997          1996

Net Sales                                        $  131,354     $ 131,949
Operating income                                      9,497        11,653
Net income                                            3,531         5,186
Earnings per common share                        $     0.32     $    0.47

NOTE 9.  DERIVATIVE FINANCIAL INSTRUMENTS

      Derivative financial instruments held by the Company are generally used to manage well-defined foreign exchange and interest rate risks which occur in the normal course of business.

Foreign Exchange Contracts

      Forward foreign exchange contracts are used by the Company to reduce the potential impact of unfavorable fluctuations in foreign exchange rates. The Company has commitments to buy and sell foreign currencies relating to foreign exchange contracts in order to hedge against future currency fluctuations. The Company has available, through its credit arrangement with a German bank, the ability to enter into forward foreign exchange contracts to purchase up to the equivalent of DM 70.0 million. In addition, the Company has the ability to enter into forward foreign exchange contracts with three United States banks to purchase, in the aggregate, up to the equivalent of US$70.0 million.

      The Company holds forward exchange contracts to purchase German marks with U.S. dollars, Canadian Dollars and Japanese Yen, and to sell German marks for U.S. dollars. The contracts mature at various dates through March 1998. The outstanding forward exchange purchase and sale contracts at March 31, 1997 are as follows:

    Selling             Buying         Contracted
     Amount             Amount        Forward Rate

  (Y)440,906,230     DM  7,000,000   59.284 - 69.29
  CND$ 2,179,316     DM  2,500,000    1.115 - 1.195
    $ 28,978,882     DM 45,060,250   1.5295 - 1.6419

      During fiscal years ended March 31, 1997 and 1996, the Company purchased and sold options and forward foreign exchange contracts, respectively which were not accounted for as hedges. As a result, the Company recorded in other income net gains of approximately $.8 million and $1.0 million, respectively.

      Counterparties to the foreign exchange contracts are typically major international financial institutions. At March 31, 1997, the fair value of the foreign exchange contracts indicates a potential loss of $1.1 million, which represents the total deferred loss on such contracts. The Company's theoretical risk in these transactions is the cost of replacing, at current market rates, these contracts in the event of default by the counterparty. Management believes the risk of incurring such losses is remote.

Interest Rate Swap Agreement

      The Company has entered into an interest rate swap agreement to reduce the impact of changes in interest rates on its variable rate revolving credit agreement (See Note 3). The differential to be paid or received on the interest rate swap agreement is recognized over the term of the agreement as either an increase or decrease of interest expense. As of March 31, 1997, the net unrealized loss on this agreement was approximately $52,000 (DM 86,800) which is the estimated amount that the financial institution would receive in order for the Company to terminate the swap agreement as of March 31, 1997.

NOTE 10.  RELATED PARTY TRANSACTIONS

      During fiscal years 1997, 1996 and 1995, Marker Japan purchased ski bindings and services totaling approximately $93,000, $13,000, and $0.6 million, respectively, from Isomura Seisakusho KK ("Isomura Seisakusho"), a company of which Mr. Isomura is the president, director, and owner of more than ten percent of the outstanding stock. In fiscal year 1995, a customer of Marker Japan returned snowmaking equipment of approximately $0.5 million to Marker Japan for warranty purposes. Marker Japan returned this equipment to Isomura Seisakusho, the supplier of such equipment, for reimbursement. At March 31, 1997, 1996 and 1995, the net account receivable from Isomura Seisakusho was approximately $0.4 million, $0.5 million and $0.6 million, respectively.

      At March 31, 1997, the Company had outstanding credit arrangements in an aggregate amount equal to approximately U.S. $9.4 million payable to Japanese banks. Of these amounts, approximately $3.2 million was secured by assets of Mr. Isomura, a shareholder and director of the Company.

      Marker Japan leases office space in Tokyo, Japan and receives distribution services from Isomura Sangyo. In connection therewith, for the fiscal years 1997, 1996 and 1995, Marker Japan made payments to Isomura Sangyo totaling approximately $287,000, $428,000 and $272,000, respectively.

      The Company purchased insurance through an insurance broker, Acordia Northwest Inc. of which, Graham S. Anderson, a director of the Company, is also a director. The Company incurred approximately $851,000, $746,000, and $821,000 of premiums for such insurance during fiscal 1997, 1996 and 1995, respectively.

      During fiscal year 1997, DNR purchased substantially all of its snowboards from an affiliated entity, of which Gregor Furrer & Partner Holding AG, a minority shareholder of DNR, is a partner.

NOTE 11.  BENEFIT PLAN

      The Company sponsors a qualified retirement plan under Section 401(k) of the Internal Revenue Code which covers substantially all eligible domestic employees. Under the terms of the plan, each participant may elect to defer up to the annual statutory limit of eligible compensation. The Company matches 50 percent of each participant's contribution up to 4 percent of the participant's eligible compensation. During the years ended March 31, 1997, 1996 and 1995, employer contributions totaled approximately $47,000, $41,000 and $43,000, respectively.

NOTE 12.  INTERNATIONAL OPERATIONS

      The Company's operations involve a single industry segment. The Company's three geographic regions are North America, Europe, and Asia. Net sales to affiliates consist primarily of inventory transactions and are made at transfer prices which approximate prices charged to unaffiliated customers. The following is a summary of the Company's operations by geographic region for the years ended March 31, 1997, 1996 and 1995 (in thousands):

                                             1997        1996        1995
                                           -------     -------     ------
         Net Sales to Unaffiliated
         Customers:
            North America                  $39,477     $40,702     $34,545
            Europe                          73,927      30,245      29,569
            Asia                            12,999      16,964      19,848
                                           -------     -------     -------
                  Total Consolidated      $126,403     $87,911     $83,962
                                           ========    =======     =======
         Export Sales From Europe to Asia: $ 1,677     $ 1,649     $   848
                                           =======     =======     =======

         Net Sales to Affiliates:
            North America                  $   375     $   515     $   658
            Europe                          36,426      42,905      34,141
            Asia                                -           22          -
                                           -------     -------     ------
                  Total                    $36,801     $43,442     $34,799
                                           =======     =======     =======
         Operating Income:
            North America                  $   (96)    $ 2,681     $ 2,177
            Europe                          11,711       4,064       5,462
            Asia                               308        (389)      1,036
               Eliminations                    (33)       (532)        242
                                           --------    --------    -------
                  Total Consolidated     $  11,890     $ 5,824     $ 8,917
                                           =========   =======     =======
         Identifiable Assets:
            North America                  $52,742     $37,072     $35,111
            Europe                          70,020      50,339      40,764
            Asia                            13,653      14,814      15,666
               Eliminations                (19,275)    (14,960)     (8,543)
                                           --------    --------    -------
                  Total Consolidated      $117,140     $87,265     $82,998
                                           ========    =======     =======

NOTE 13.  SELECTED QUARTERLY FINANCIAL DATA (Unaudited)


For the fiscal years ended March 31, (in thousands except per share amounts):

                                 First        Second       Third        Fourth
                                 Quarter      Quarter      Quarter      Quarter
                                 -------      -------      -------      -------
1997
   Net Sales                     $1,624      $31,600      $60,305      $32,874
                                 ======      =======      =======      =======

   Gross Profit                     781       12,437       20,649       12,005
                                 ======       ======       ======       ======

   Net Income (Loss)             (3,960)       2,884        5,418          260
                                 =======      ======       ======       ======

   Net Income (Loss)
     Applicable to               (3,960)       2,884        5,418          260
                                 =======      ======       ======       ======
      Common Shares

   Net Income (Loss) Per
      Common Share                (0.46)        0.28         0.49         0.02
                                 =======     =======      =======      =======

  1996
   Net Sales                     $2,244      $30,008      $33,965      $21,694
                                 ======      =======      =======      =======

   Gross Profit                     126       13,697       13,895        7,585
                                 ======       ======       ======       ======

   Net Income (Loss)             (4,271)       3,802        3,500          392
                                 =======      ======       ======       ======

   Net Income (Loss)
     Applicable to Common
     Shares                      (4,271)       3,802        3,500          392
                                 =======      ======       ======       ======


   Net Income (Loss) Per
      Common Share                (0.51)        0.45         0.40         0.05
                                 ========     =======      =======      =======

1995
   Net Sales                     $1,052      $30,895      $34,726      $17,289
                                 ======       =======      =======     =======

   Gross Profit                     295       13,346       15,504        5,939
                                 ======       ======       ======      =======

   Net Income (Loss)             (4,299)       4,313        5,072         (979)
                                 ======       ======       ======      =======

   Net Income (Loss)
     Applicable to Common
     Shares                      (4,583)       4,161        5,054         (979)
                                 ======       ======       ======      =======


   Net Income (Loss) Per
      Common Share                (0.79)        0.61         0.60        (0.12)
                                 =======      =======      =======     ========