Form 10-Q
period 1997-06-30
MARKER INTERNATIONAL
filed 1997-08-14
CIK 925172

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


   [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997
                                       OR

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
                                    Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class of Common Stock              Outstanding at August 13, 1997
     Common Stock, $0.01 par value                    11,129,327

                              MARKER INTERNATIONAL

                                TABLE OF CONTENTS


                         Part I - Financial Information

      Item 1.      Financial Statements                                    Page
                                                                           ----
                  Condensed Consolidated Balance Sheets
                        As of June 30, 1997 and March 31, 1997              3

                  Condensed Consolidated Statements of Operations
                        For the Three Months Ended
                        June 30, 1997 and 1996                              5

                  Condensed Consolidated Statements of Cash Flows
                        For the Three Months Ended
                        June 30, 1997 and 1996                              6

                  Notes to Condensed Consolidated Financial Statements      7


      Item 2.      Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                10


                           Part II - Other Information

      Item 1.      Legal Proceedings                                       15

      Item 6.      Exhibits and Reports on Form 8-K                        15

      Signatures                                                           16

                         PART I - FINANCIAL INFORMATION

                      MARKER INTERNATIONAL AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

--------------------------------------------------------------------------------

                                     ASSETS

                                                      June 30,      March 31,
                                                       1997            1997

CURRENT ASSETS:
   Cash and cash equivalents                          $ 5,560        $13,532
   Accounts receivable, net of allowance for
   doubtful accounts of $1,264 and $2,139,
    respectively                                       23,488         26,279
   Inventories                                         47,408         33,849
   Prepaid and other current assets                     7,232          4,611
                                                      -------        -------
         Total current assets                          83,688         78,271
                                                      -------        -------

PROPERTY, PLANT AND EQUIPMENT:
   Land                                                 1,050          1,050
   Building and improvements                            7,462          7,356
   Machinery and equipment                             18,393         25,302
   Furniture, fixtures and office equipment             4,442          4,511
                                                      -------        -------
                                                       31,347         38,219
   Less accumulated depreciation and amortization     (14,552)       (18,941)
                                                      -------        -------
         Net property, plant and equipment             16,795         19,278

INTANGIBLE ASSETS, net of accumulated amortization     17,131         17,475
                                                   ----------     ---------


OTHER ASSETS                                            2,156          2,116
                                                      -------        -------
                                                   $  119,770     $  117,140
                                                   ==========     ==========








      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                      MARKER INTERNATIONAL AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in Thousands)
                                   (Unaudited)

--------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                     June 30,       March 31,
                                                      1997             1997
                                                     -------        --------
CURRENT LIABILITIES:
   Notes payable to banks                            $50,244         $38,930
   Current maturities of long-term debt                3,024           3,038
   Accounts payable                                    5,955           5,393
   Other current liabilities                           7,052           9,785
                                                     -------         -------
         Total current liabilities                    66,275          57,146
                                                     -------         -------

LONG-TERM DEBT, net of current maturities             15,975          16,487
                                                     -------         -------

SERIES A BONDS, issued to a related party             10,000          10,000
                                                     -------         -------

MINORITY INTEREST                                      1,572           1,810
                                                     -------         -------

SHAREHOLDERS' EQUITY:
   Preferred stock, $0.01 par value, 5,000,000
      shares authorized and none issued                    -               -
   Common stock, $0.01 par value, 25,000,000
      shares authorized; 11,129,127 issued and
      outstanding                                        111             111
   Additional paid-in capital                         36,293          36,293
   Retained earnings (deficit)                        (4,197)            858
   Cumulative foreign currency translation
      adjustments                                     (6,259)         (5,565)
                                                  ----------      ----------

         Total shareholders' equity                   25,948          31,697
                                                  ----------      ----------
                                                    $119,770        $117,140
                                                  ==========      ==========



      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                      MARKER INTERNATIONAL AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                           For the Three Months
                                                               Ended June 30,
                                                           --------------------
                                                             1997       1996
                                                            ------     ------

  NET SALES                                                 $2,271     $1,624
  COST OF SALES                                              2,088        843
                                                            ------     ------
  GROSS PROFIT                                                 183        781
                                                            ------     ------

  OPERATING EXPENSES:
     Selling                                                 2,859      2,341
     General and administrative                              3,059      2,537
     Research and development                                  992        661
     Warehousing and shipping                                  439        314
     Amortization of goodwill and intagibles                   227          -
                                                            ------     ------
                                                             7,576      5,853

  OPERATING LOSS                                            (7,393)    (5,072)
                                                            -------    ------
  OTHER INCOME (EXPENSE):
     Interest expense                                       (1,114)    (1,021)
     Equity in losses of unconsolidated subsidiary             -          (80)
     Other, net                                                384        (14)
                                                            ------     ------
                                                              (730)    (1,115)

  LOSS BEFORE INCOME TAXES AND MINORITY INTEREST            (8,123)    (6,187)

  BENEFIT FOR INCOME TAXES                                   2,844      2,227
  MINORITY INTEREST                                            224          -
                                                            ------     ------


  NET LOSS                                                 $(5,055)   $(3,960)
                                                           ========   ========

  NET LOSS PER COMMON SHARE                                 $(0.45)    $(0.46)
                                                             ======     ======

  WEIGHTED AVERAGE SHARES OUTSTANDING                    11,129,127 8,563,207
                                                         ========== =========





      Theaccompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                      MARKER INTERNATIONAL AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                       For the Three Months
                                                          Ended June 30,
                                                       ---------------------
                                                        1997           1996
                                                       ------         ------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                           $(5,055)       $(3,960)
   Adjustments to reconcile net income to net cash
    used in operating activities:
    Minority interest in loss                            (224)             -
    Gain on sale of property, plant and equipment         (88)             -
    Depreciation and amortization                       1,286            784
    Equity in earnings of unconsolidated subsidiary         -             80
    Change in assets and liabilities:
      Decrease in accounts receivable, net              2,917          3,478
      Increase in inventories                         (13,921)       (14,124)
      Increase in prepaid and other assets             (2,546)        (3,560)
      Increase (decrease) in accounts payable           1,156           (483)
      Decrease in other current liabilities            (2,930)          (273)
                                                       ------         ------
NET CASH USED IN OPERATING ACTIVITIES                 (19,405)       (18,058)
                                                      -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment          (2,404)          (717)
   Proceeds from disposition of equipment               3,571              -
                                                       ------         ------
NET CASH PROVIDED BY (USED IN) INVESTING
   ACTIVITIES                                           1,167           (717)
                                                       ------         ------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings on notes payable to banks            11,675         17,429
   Issuance of common stock from stock options
    exercised                                               -              9
   Principal payments on long-term debt                  (685)          (601)
                                                       ------         ------
NET CASH PROVIDED BY FINANCING ACTIVITIES              10,990         16,837
                                                       ------         ------

Effect of foreign exchange rate changes on cash          (724)           (43)
                                                       ------         ------

Net decrease in cash and cash equivalents              (7,972)        (1,981)
Cash and cash equivalents at beginning of period       13,532          6,189
                                                       ------         ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $5,560         $4,208
                                                       ======         ======

      Theaccompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                      MARKER INTERNATIONAL AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Interim Financial Statements

      The accompanying condensed consolidated financial statements include the accounts of Marker International and its subsidiaries (the "Company"). The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally required in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to fairly present the financial position, results of operations and cash flows for the periods presented.

      The results of operations for the three months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full fiscal year. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

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

Note 3.  Inventories

      Inventories include direct materials, direct labor and manufacturing overhead costs and are recorded at the lower of cost (using the first-in, first-out method) or market. The major classes of inventories are as follows (in thousands):
                                          June 30, 1997    March 31, 1997
                                          -------------    --------------
      Raw materials                         $   605            $ 1,054
      Work in process                         3,655              2,739
      Finished goods                         43,148             30,056
                                            -------            -------
                                            $47,408            $33,849
                                            =======            =======

                      MARKER INTERNATIONAL AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

Note 4.  Investment in DNR Sportsystem

      On June 30, 1995, the Company acquired 25% of the common shares of DNR Sportsystem Ltd. ("DNR"), a Swiss Corporation. On June 26, 1996, the Company acquired an additional 55% of the common shares of DNR, thus bringing the Company's total ownership of DNR to 80%. Prior to its 80% ownership, the Company accounted for its then 25% investment in DNR using the equity method of accounting.

            The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and DNR as if the Company had owned 80% of DNR at the beginning of fiscal years ending March 31, 1998 and 1997. Pro forma adjustments have been made to give effect to amortization of goodwill, interest expense on acquisition debt and certain other adjustments. The pro forma results have been prepared for comparative purposes only. They do not purport to be indicative of the results of operations which actually would have resulted had the Company owned 80% of DNR for the entire first quarter of fiscal years ending March 31, 1998 and 1997, or of future results of operations of the consolidated entities.

(Unaudited and in thousands except per share amounts)    For the Quarter ended June 30,

                                                            1997           1996
                                                            ----           ----
Net Sales                                              $    2,271     $    4,832
Operating Loss                                             (7,393)        (6,471)
Net Loss                                                   (5,055)        (5,349)
Loss per Common Share                                  $    (0.45)    $    (0.48)



Note 5.  Intangible Assets

      Intangible assets consist of goodwill, trade names and licenses resulting from the Company's acquisition of DNR. Intangible assets are amortized using the straight-line method over lives ranging from 5 to 30 years. At June 30, 1997 and March 31, 1997 accumulated amortization of goodwill and intangible assets totaled approximately $0.8 million and $0.6 million, respectively.

                      MARKER INTERNATIONAL AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

Note 6.  Earnings per Share

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


Note 7.  Other Matters

      Disclosures about Derivative Financial Instruments.

      The SEC has issued final rules governing disclosure requirements for financial instruments, including derivatives. Derivative financial instruments held by the Company are generally used to manage well-defined foreign exchange and interest rate risks which occur in the normal course of business. Forward foreign exchange contracts are used by the Company to reduce the potential impact of unfavorable fluctuations in foreign exchange rates. The Company has off balance sheet commitments to buy and sell foreign currencies relating to foreign exchange contracts in order to hedge against future currency fluctuations.

      Gains and losses on foreign currency contracts not intended to be used to hedge operating requirements are reported currently in other income. Gains and losses on foreign currency contracts intended to meet firm commitments are deferred and recognized as part of the cost of the underlying transaction being hedged. At June 30, 1997, all of the Company's foreign currency contracts are being used to hedge operating requirements. Counterparties to the foreign exchange contracts are typically major international financial institutions. The Company's theoretical risk in these transactions is the cost of replacing, at current market rates, these contracts in the event of default by the counterparty. Management believes the risk of incurring such losses is remote.

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

      In addition, Marker International, through its 80% owned subsidiary, DNR Sportsystem Ltd. ("DNR"), and its newly created and wholly-owned subsidiaries, DNR USA, Inc.("DNR USA"), DNR North America, Inc. ("DNR North America") and DNR Japan Co., Ltd. ("DNR Japan"), is a leading designer, developer, manufacturer and marketer of snowboards, Interface Step-in SYSTEMS(TM), traditional snowboard bindings and snowboard boots. DNR designs, develops and distributes snowboards and related products throughout the world. DNR USA manufactures snowboards for distribution worldwide. DNR North America and DNR Japan, through their own sales force market snowboards, Interface Step-in Systems(TM), snowboard bindings and boots directly to retailers in the United States and Japan, respectively.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS - (continued)

      Marker Germany receives payment primarily in German marks ("Marks") for ski bindings sold. For subsidiaries of the Company (principally Marker USA and Marker Japan), Marker Germany may allow payment for ski bindings sold to be made in the functional currency of the subsidiary. Marker Germany or the distribution subsidiary, as applicable, routinely enters into forward foreign exchange contracts with financial institutions in order to fix the cost of converting the functional currency to Marks. Sales prices for the ski bindings offered to the subsidiaries and ultimately the price the subsidiaries offer for the sale of the ski bindings to their customers is based upon, among other things, the rate afforded by the forward foreign exchange contracts and market conditions. Accordingly, the relationship of the exchange rate between the functional currency of the subsidiary and the Mark has a direct impact on the cost of the products sold by the distribution subsidiary. Due to the nominal amount of sales activity routinely recorded by the Company during its first fiscal quarter, currency fluctuations against forward foreign exchange contracts had an insignificant effect upon the operating results of the Company during the fiscal quarter ended June 30, 1997.

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

      For the three months ended June 30, 1997, average exchange rates between the Dollar and the Mark, the Dollar and the Japanese yen ("Yen") and the Dollar and the Swiss franc ("Franc") resulted in an effective decrease in the value of the Mark against the Dollar, the Yen against the Dollar and the Franc against the Dollar of approximately 13%, 11% and 16%, respectively, compared to the corresponding period of the prior year. Such currency exchange activity resulted in corresponding fluctuations in the value of the revenues and expenses of Marker Germany, Marker Japan and Marker AG, as well as DNR Sportsystem and DNR Japan, when converted to Dollars, compared to the corresponding period of the prior fiscal year.

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

Results of Operations

Comparison of the three months ended June 30, 1997 with the three months ended June 30, 1996

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

      Gross profit for the three months ended June 30, 1997 decreased to $0.2 million compared to $0.8 million for the corresponding period of the prior fiscal year. The decrease in gross profit was primarily a result of negative margins caused by underutilization of the Company's snowboard manufacturing facility.

      Operating expenses for the three months ended June 30, 1997 increased to $7.6 million, compared to $5.9 million for the same period of the prior fiscal year. Approximately $1.6 million of the increase was a result of the consolidation of DNR's operating expenses in the first quarter of fiscal 1998, which were not consolidated in the first quarter of fiscal 1997. DNR's operating expenses include approximately $0.4 million of non-recurring legal fees related to arbitration proceedings (see Part II, Item 1. Legal Proceedings herein). In addition, the Company recorded amortization of goodwill and intangibles of approximately $0.2 million during the first quarter of fiscal 1998 which was not recorded during the first quarter of fiscal 1997. The overall increase in operating expenses of the Company was offset in part by a decrease in the operating expenses of the Company's foreign subsidiaries, which resulted from fluctuations in exchange rates used to translate the subsidiaries functional currencies to Dollars, when compared to the same period of the prior fiscal year.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS - (continued)

      Interest expense for the three months ended June 30, 1997 increased to $1.1 million, compared to $1.0 million for the corresponding period of the prior fiscal year. The increase in interest expense resulted primarily from higher borrowings relating to the purchase of stock in DNR. The increase was offset in part by a corresponding decrease in interest expense resulting from a lower outstanding balance of the Company's Series A Bonds, lower interest rates on various other borrowings and the effect of the foreign exchange rates used for consolidation.

      The income tax benefit recognized for the three months ended June 30, 1997 and 1996 was calculated using the estimated consolidated annual effective tax rate which considers the effective tax rates of domestic and foreign tax jurisdictions.

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

      At June 30, 1997, the Company had working capital of $17.4 million, compared to $21.1 million at March 31, 1997. The decrease in working capital is primarily the result of routine seasonal borrowing on the Company's credit lines to finance the purchase and production of inventory and to fund operating expenses during the Company's seasonally low revenue first quarter. In addition, the Company used working capital in the current period to sustain growth and finance a portion of its current expansion into the snowboard market with the creation of DNR USA, DNR North America and DNR Japan.

      On June 26, 1997, the Company entered into a sale-leaseback agreement. Under the arrangement, the Company sold approximately $3.0 million of various machinery and equipment and leased it back for a period of 7 years. The leaseback has been accounted for as an operating lease. The gain of approximately $0.2 million realized in this transaction has been deferred and will be amortized to income in proportion to rental expense over the term of the lease.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS - (continued)

      At June 30, 1997, the Company's primary sources of liquidity consisted of cash and short-term investments and available borrowings under lines of credit. The Company has approximately $60.5 million in short-term credit facilities, of which approximately $50.2 million had been borrowed as of June 30, 1997. Substantially all of the Company's credit lines are secured by inventory and receivables. The Company believes that it will have adequate bank lines to meet its cash flow demands during fiscal 1998.


      Recent Events
      On July 1, 1997, arbitration hearings began between DNR, the Company's 80% owned subsidiary, and Thomas P. Sims ("Sims"). On July 30, 1997, arbitration hearings closed with a briefing schedule extending into September 1997. In the arbitration, Sims has filed a claim against DNR for breach of a licensing agreement (the "License") between the two parties for the production and distribution of snowboards and related products bearing the Sims trademark outside of the United States and Canada. DNR has filed a counterclaim against Sims for wrongful termination of the License and for breach of the right of first refusal in the License. Sims had previously filed an action (the "Action") in the Superior Court of California for the County of Santa Barbara (the "Superior Court") against the Company and DNR and, on November 27, 1996, was granted a preliminary injunction against the Company and DNR , preventing DNR from manufacturing, shipping, selling or distributing snowboard products with the Sims trademark, pending the outcome of the arbitration.

      The preliminary injunction is not a final judgment and factual findings made by the Superior Court in the preliminary injunction proceeding are not binding upon the arbitrator. Under the terms of the License, the arbitrator's award is binding on the parties and is not subject to appeal or further court review except for extraordinary circumstances. Although only Sims and DNR are parties to the arbitration, the arbitrator's decision could conclude many of the disputes that are the subject of the Action, which has been stayed while the Arbitration is pending.

    "Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995

      With the exception of historical information (information relating to the Company's financial condition and results of operations at historical dates or

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS - (continued)

for historical periods), the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that necessarily are based on certain assumptions and are subject to certain risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of the factors set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations, the Business Risks described in the Company's Report on Form 10-K for the year ended March 31, 1997 and elsewhere in the Company's filings with the Securities and Exchange Commission.


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      See the description set forth in Part I of this Quarterly Report on Form 10-Q under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Events." Such description updates the "Legal Proceedings" set forth in the Company's Annual Report on Form 10-K for the year ended March 31, 1997.


Item 6.  Exhibits and Reports on Form 8-K

      a)    Exhibits:

            10.25 Sale/Leaseback  Agreement  with  Zions Credit  Corporation for
                  $3,000,000 of machinery and equipment related to the Company's snowboard manufacturing subsidiary dated June 26, 1997. *

            27    Financial Data Schedule. *

      b)    Reports Filed on Form 8-K:

            1. Current Report on Form 8-K dated July 22, 1997, including the news release relating to a collaborative arrangement between Marker International and NIKE, Inc. relating to snowboarding products.
----------------------
* Filed herewith.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        MARKER INTERNATIONAL
                                                             Registrant

Dated:  August 13, 1997                /s/  Henry E. Tauber
                                       --------------------
                                       Henry E. Tauber
                                       Chairman of the Board,
                                       President and Chief
                                       Executive Officer

Dated:  August 13, 1997                /s/  Terry J. Tuttle
                                       --------------------
                                       Terry J. Tuttle
                                       Chief Financial Officer