Form 10-Q
period 1997-09-30
MARKER INTERNATIONAL
filed 1997-11-14
CIK 925172

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


    [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997
                                       OR

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
                                   Yes   X        No
                                       -----         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class of Common Stock                       Outstanding at October 31, 1997
    ---------------------                       -------------------------------
Common Stock, $0.01 par value                             11,130,577

                              MARKER INTERNATIONAL

                                TABLE OF CONTENTS


                         Part I - Financial Information

Item 1.   Financial Statements                                              Page
                                                                            ----

                  Condensed Consolidated Balance Sheets
                           As of September 30, 1997 and March 31, 1997        3

                  Condensed Consolidated Statements of Operations
                           For the Three and Six Months Ended
                           September 30, 1997 and 1996                        5

                  Condensed Consolidated Statements of Cash Flows
                           For the Six Months Ended
                           September 30, 1997 and 1996                        6

                  Notes to Condensed Consolidated Financial Statements        7


Item 2.   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                  11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         12


                           Part II - Other Information

Item 1.   Legal Proceedings                                                  18

Item 6.   Exhibits and Reports on Form 8-K                                   19

Signatures                                                                   20


                                          PART I - FINANCIAL INFORMATION

                                       MARKER INTERNATIONAL AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (Dollars in Thousands)
                                                    (Unaudited)

-------------------------------------------------------------------------------------------------------------------

                                                      ASSETS

                                                                             September 30,              March 31,
                                                                                 1997                     1997
                                                                               --------                 --------

CURRENT ASSETS:
     Cash and cash equivalents                                                 $    6,623              $   13,532
     Accounts receivable, net of allowance for doubtful
         accounts of $1,186 and $2,139, respectively                               39,220                  26,279
     Inventories                                                                   47,803                  33,849
     Prepaid and other current assets                                               8,208                   4,611
                                                                               ----------              ----------
              Total current assets                                                101,854                  78,271
                                                                               ----------              ----------

PROPERTY, PLANT AND EQUIPMENT:
     Land                                                                           1,050                   1,050
     Building and improvements                                                      7,508                   7,356
     Machinery and equipment                                                       19,799                  25,302
     Furniture, fixtures and office equipment                                       4,539                   4,511
                                                                               ----------              ----------
                                                                                   32,896                  38,219
     Less accumulated depreciation and amortization                               (15,535)                (18,941)
                                                                               ----------              ----------
              Net property, plant and equipment                                    17,361                  19,278
                                                                               ----------              ----------

INTANGIBLE ASSETS, net of accumulated amortization                                 17,112                  17,475
                                                                               ----------              ----------

OTHER ASSETS                                                                        1,994                   2,116
                                                                               ----------              ----------
                                                                               $  138,321              $  117,140
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


                                       MARKER INTERNATIONAL AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                              (Dollars in Thousands)
                                                    (Unaudited)

-------------------------------------------------------------------------------------------------------------------

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                             September 30,              March 31,
                                                                                 1997                     1997
                                                                               --------                 --------

CURRENT LIABILITIES:
     Notes payable to banks                                                    $   67,765             $   38,930
     Current maturities of long-term debt                                           3,751                  3,038
     Accounts payable                                                               6,404                  5,393
     Other current liabilities                                                      7,532                  9,785
                                                                               ----------             ----------
              Total current liabilities                                            85,452                 57,146
                                                                               ----------             ----------

LONG-TERM DEBT, net of current maturities                                          16,468                 16,487
                                                                               ----------             ----------

SERIES A BONDS,  issued to a related party                                         10,000                 10,000
                                                                               ----------             ----------

MINORITY INTEREST                                                                   1,273                  1,810
                                                                               ----------             ----------

SHAREHOLDERS' EQUITY:
     Preferred stock, $0.01 par value, 5,000,000 shares
         authorized and none issued                                                    -                      -
     Common stock, $0.01 par value, 25,000,000
         shares authorized; 11,130,577 and 11,129,127
         issued and outstanding, respectively                                         111                    111
     Additional paid-in capital                                                    36,299                 36,293
     Retained earnings (deficit)                                                   (5,242)                   858
     Cumulative foreign currency translation adjustments                           (6,040)                (5,565)
                                                                               -----------            -----------
              Total shareholders' equity                                           25,128                 31,697
                                                                               -----------            ----------
                                                                               $  138,321            $   117,140
                                                                               ==========            ===========





      The accompanying notes to condensed consolidated financial statement are an integral part of these condensed consolidated balance sheets.



                                       MARKER INTERNATIONAL AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Dollars in Thousands, Except Per Share Amounts)
                                                    (Unaudited)

-------------------------------------------------------------------------------------------------------------------

                                                             For the Three Months                  For the Six Months
                                                              Ended September 30,                  Ended September 30,
                                                             --------------------                  -------------------
                                                            1997             1996                  1997           1996
                                                          --------         --------              --------       --------

   NET SALES                                              $ 29,009         $ 31,718              $ 31,280       $ 33,224
   COST OF SALES                                            19,674           19,163                21,762         20,006
                                                          --------         --------              --------       --------
   GROSS PROFIT                                              9,335           12,555                 9,518         13,218
                                                          --------         --------              --------       --------

   OPERATING EXPENSES:
        Selling                                              3,622            3,159                 6,481          5,500
        General and administrative                           4,672            2,170                 7,731          4,589
        Research and development                             1,174              769                 2,166          1,430
        Warehousing and shipping                               488              442                   927            756
        Amortization of goodwill and intangibles               189                -                   416              -
                                                          --------         ----------            --------       --------
                                                            10,145            6,540                17,721         12,275
                                                          --------         --------              --------       --------

   OPERATING INCOME (LOSS)                                    (810)           6,015                (8,203)           943
                                                          ---------        --------              --------       --------
   OTHER INCOME (EXPENSE):
        Interest expense                                    (1,326)          (1,264)               (2,440)        (2,285)
        Equity in losses of unconsolidated subsidiary            -             (201)                    -           (281)
        Other, net                                              78              (44)                  462            (58)
                                                          --------         --------              --------       --------
                                                            (1,248)          (1,509)               (1,978)        (2,624)
                                                          --------         --------              --------       --------
   NET INCOME (LOSS) BEFORE INCOME TAXES AND
        MINORITY INTEREST                                   (2,058)           4,506               (10,181)        (1,681)

   (PROVISION) BENEFIT FOR INCOME TAXES                        821           (1,622)                3,665            605
   MINORITY INTEREST                                           191                -                   415              -
                                                          --------         --------              --------       --------

   NET INCOME (LOSS)                                      $ (1,046)        $  2,884              $ (6,101)      $ (1,076)
                                                          =========        ========              ========       ========

   NET INCOME (LOSS) PER
         COMMON SHARE                                     $  (0.09)        $   0.28              $  (0.55)      $  (0.11)
                                                          ========         ========              ========       ========

   WEIGHTED AVERAGE SHARES OUTSTANDING                  11,129,372       10,457,658            11,129,250      9,515,425
                                                        ==========       ==========            ==========      =========

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


                                       MARKER INTERNATIONAL AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Dollars in Thousands)
                                                    (Unaudited)

-------------------------------------------------------------------------------------------------------------------

                                                                                     For the Six Months
                                                                                     Ended September 30,
                                                                               -------------------------------
                                                                                 1997                  1996
                                                                               ---------             ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                    $  (6,101)            $  (1,076)
   Adjustments to reconcile net income to net cash
    used in operating activities:
     Minority interest in loss                                                      (414)                    -
     Gain on sale of property, plant and equipment                                   (85)                    -
     Depreciation and amortization                                                 2,619                 1,602
     Equity in earnings of unconsolidated subsidiary                                   -                   281
     Change in assets and liabilities:
        Increase in accounts receivable, net                                     (12,257)              (24,765)
        Increase in inventories                                                  (14,889)               (8,642)
        Increase in prepaid and other assets                                      (3,516)               (3,461)
        Increase in accounts payable                                                  91                 1,256
        Increase in other current liabilities                                        341                 1,620
                                                                               ---------             ---------
NET CASH USED IN OPERATING ACTIVITIES                                            (34,211)              (33,185)
                                                                               ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                                   (4,252)               (3,612)
     Payment for purchase of DNR, net of cash acquired                                 -               (14,469)
     Proceeds from disposition of equipment                                        3,763                     -
                                                                               ---------             ---------
NET CASH USED IN INVESTING ACTIVITIES                                               (489)              (18,081)
                                                                               ----------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings on notes payable to banks                                     29,407                33,587
     Proceeds from issuance of common stock, net                                       6                14,789
     Proceeds from issuance of long-term debt                                      2,084                 7,656
     Principal payments on long-term debt                                         (1,578)               (1,582)
                                                                               ---------             ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                         29,919                54,450
                                                                               ---------             ---------

Effect of foreign exchange rate changes on cash                                   (2,128)                 (458)
                                                                               ---------             ---------

Net increase (decrease) in cash and cash equivalents                              (6,909)                2,726
Cash and cash equivalents at beginning of period                                  13,532                 6,189
                                                                               ---------             ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $   6,623             $   8,915
                                                                               =========             =========

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

         The results of operations for the three and six months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full fiscal year. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1997.

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

Note 3.  Inventories

         Inventories include direct materials, direct labor and manufacturing overhead costs and are recorded at the lower of cost (using the first-in, first-out method) or market. The major classes of inventories are as follows (in thousands):
                                     September 30, 1997         March 31, 1997
                                    --------------------        --------------
         Raw materials                 $      445               $    1,054
         Work in process                    4,463                    2,739
         Finished goods                    42,895                   30,056
                                       ----------               ----------
                                       $   47,803               $   33,849
                                       ==========               ==========

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

         The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and DNR as if the Company had owned 80% of DNR at the beginning of the fiscal year ended March 31, 1997. Pro forma adjustments have been made to give effect to amortization of goodwill, interest expense on acquisition debt and certain other adjustments. The pro forma results have been prepared for comparative purposes only. They do not purport to be indicative of the results of operations which actually would have resulted had the Company owned 80% of DNR for the entire first six months of the fiscal year ended March 31, 1997.

                                                        For the Six Months Ended
(Unaudited and in thousands except per share amounts)         September  30,
                                                              --------------
                                                             1997        1996
                                                             ----        ----
                                                           (actual)  (pro forma)
Net Sales                                              $    31,280   $   65,337
Operating Income (Loss)                                     (8,203)       6,250
Net Income (Loss)                                           (6,101)       2,086
Net Income (Loss) per Common Share                     $     (0.55)  $     0.19


Note 5.  Intangible Assets

         Intangible assets consist of goodwill, trade names and license arrangements resulting from the Company's acquisition of DNR. Intangible assets are amortized using the straight-line method over lives ranging from 5 to 30 years. At September 30, 1997 and March 31, 1997 accumulated amortization of goodwill and intangible assets totaled approximately $1.0 million and $0.6 million, respectively.

                      MARKER INTERNATIONAL AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

Note 6.  New Pronouncements

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

         In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income", and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information". Both statements are effective for fiscal years beginning after December 15, 1997.


Note 7.  Other Matters

         Disclosures about Derivative Financial Instruments.

         The SEC has issued final rules governing disclosure requirements for financial instruments, including derivatives. Derivative financial instruments held by the Company are generally used to manage well-defined foreign exchange and interest rate risks which occur in the normal course of business. Forward foreign exchange contracts are used by the Company to reduce the potential impact of unfavorable fluctuations in foreign exchange rates. The Company has off balance sheet commitments to buy and sell foreign currencies relating to foreign exchange contracts to hedge against future currency fluctuations.

                      MARKER INTERNATIONAL AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

         Gains and losses on foreign currency contracts not intended to hedge operating requirements are reported currently in other income. Gains and losses on foreign currency contracts intended to meet firm commitments are deferred and recognized as part of the cost of the underlying transaction being hedged. Counterparties to the foreign exchange contracts are typically major international financial institutions. The Company's theoretical risk in these transactions is the cost of replacing, at current market rates, these contracts in the event of default by the counterparty. Management believes the risk of incurring such losses is remote.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

General

         Marker International is a leading designer, developer, manufacturer and marketer of alpine ski bindings in the United States and throughout the world. The Company is a holding company which operates through its subsidiaries, Marker Deutschland GmbH ("Marker Germany"), Marker USA, Marker Japan, Ltd. ("Marker Japan"), Marker Austria GmbH ("Marker Austria") and Marker Canada, Ltd. ("Marker Canada"). Substantially all of the Company's ski bindings are manufactured by Marker Germany, which also distributes bindings in Germany, to subsidiaries of the Company, and to independent distributors in countries where the Company does not have a distribution subsidiary. Each of Marker USA and Marker Japan has its own sales force and marketing departments for sales and marketing of bindings and related parts directly to retailers in the United States, and to both retailers and wholesalers in Japan. Marker Austria distributes the Company's ski bindings into Austria through an independent sales force. Marker Canada distributes the Company's ski bindings into Canada which are then sold through an independent distributor. Marker Ltd., also a subsidiary of the Company, designs, distributes and sells to retailers the Company's clothing, gloves and luggage products for skiing and other recreational activities. The principal markets for the Company's products are North America, Europe and Asia.

         In addition, Marker International, through its 80% owned subsidiary, DNR Sportsystem Ltd. ("DNR") (which is held by Marker International through its wholly-owned Swiss subsidiary, Marker AG), and through its wholly-owned subsidiaries, DNR USA, Inc. ("DNR USA"), DNR North America, Inc. ("DNR North America") and DNR Japan Co., Ltd. ("DNR Japan"), is a leading designer, developer, manufacturer and marketer of snowboards, Interface Step-in SystemsTM, traditional snowboard bindings and snowboard boots. DNR designs, develops and distributes snowboards and related products throughout the world. DNR USA manufactures snowboards for distribution worldwide. DNR North America and DNR Japan, through their own sales forces, market snowboards, Interface Step-in SystemsTM, snowboard bindings and boots directly to retailers in the United States and Japan, respectively.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (continued)

Quantitative and Qualitative Disclosure About Market Risk

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

         For the quarter ended September 30, 1997, average exchange rates between the Dollar and the Mark, the Dollar and the Japanese yen ("Yen") and the Dollar and the Swiss franc ("Franc") resulted in an effective decrease in the value of the Mark against the Dollar, the Yen against the Dollar and the Franc against the Dollar of approximately 21%, 9% and 22%, respectively, compared to the corresponding quarter of the prior year. Such currency exchange fluctuations resulted in a corresponding decrease in the value of the revenues and expenses of Marker Germany, Marker Japan and Marker AG, as well as DNR and DNR Japan, when converted to Dollars, compared to the corresponding quarter of the prior fiscal year.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (continued)

         For the six months ended September 30, 1997, average exchange rates between the Dollar and the Mark, the Dollar and the Yen, and the Dollar and the Franc resulted in an effective decrease in the value of the Mark against the Dollar, the Yen against the Dollar and the Franc against the Dollar of approximately 17%, 10% and 19%, respectively, compared to the corresponding period of the prior year. Such currency exchange fluctuations resulted in a corresponding decrease in the value of the revenues and expenses of Marker Germany, Marker Japan and Marker AG, as well as DNR and DNR Japan, when converted to Dollars, compared to the corresponding period of the prior fiscal year.

         The Company's business is seasonal in nature. Consistent with this seasonal nature and the ski and snowboard industries in general, the Company historically records a relatively small percentage of its annual net sales during its first fiscal quarter. The Company historically records a majority of its sales during its second and third fiscal quarters and to a lesser extent during its fourth fiscal quarter. For additional information on Quantitative and Qualitative Disclosure About Market Risk, see Note 7 to the Company's Condensed Consolidated Financial Statements, above.

Results of Operations

Comparison of the three months ended September 30, 1997 with the three months ended September 30, 1996

         Net sales for the quarter ended September 30, 1997, decreased to $29.0 million, compared to $31.7 million for the corresponding quarter of the prior fiscal year. The decrease in sales is primarily attributable to late deliveries of Marker's new Logic 1(R) ski binding line which was introduced this year. The new Logic 1(R) binding line replaces Marker's previous high-end binding models which account for a significant portion of the Company's dollar sales and gross margin. Production of the Logic 1(R) series began in late June 1997, and the majority of these bindings will be delivered to Marker customers and recognized as sales in the Company's third fiscal quarter which ends December 31, 1997.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - (continued)

         In addition, sales decreased as a result of translating sales of the Company's foreign subsidiaries from their functional currency to Dollars. The Dollar was significantly stronger against all of the functional currencies of the Company's foreign subsidiaries during the second quarter of fiscal 1998, compared to the corresponding quarter of the prior fiscal year. The decrease in sales was offset in part by the consolidation of the Company's 80% owned subsidiary DNR, which was not consolidated during the corresponding quarter of the prior fiscal year.

         Gross profit for the quarter ended September 30, 1997 decreased to $9.3 million, or 32.1% of net sales, compared to $12.6 million, or 39.7% of net sales, for the corresponding quarter of the prior fiscal year. The decrease in gross profit and gross profit percentage was primarily a result of (i) the timing of shipments of the new Logic 1(R) high-end binding, which carries both higher gross margin dollars and percentage, which will be recognized in the Company's third fiscal quarter, (ii) negative gross margins caused by underutilization of the Company's snowboard manufacturing facility, and (iii) lower gross margins recognized by DNR compared to the consolidated margin percentage of the Company's other subsidiaries. DNR recognizes gross margin only on sales of its products to distributors at the wholesale level, unlike the Company's other subsidiaries which recognize gross margin from sales of their products at the production, wholesale and distribution levels.

         Operating expenses for the quarter ended September 30, 1997 increased to $10.1 million, compared to $6.5 million for the corresponding quarter of the prior fiscal year. Approximately $3.1 million of the increase was a result of the consolidation of DNR and $0.5 million of the increase related to the
Company's snowboard distribution subsidiaries, neither of which were consolidated in the corresponding quarter of the prior fiscal year. DNR's operating expenses for the quarter include approximately $1.0 million of nonrecurring legal fees related to arbitration proceedings (see Part II, Item 1. Legal Proceedings, herein). No similar legal fees were incurred during the second quarter of the prior fiscal year.

         The income tax benefit recognized for each of the quarters ended September 30, 1997 and 1996 was calculated using the estimated consolidated annual effective tax rate which considers the effective tax rates of domestic and foreign tax jurisdictions.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - (continued)

Comparison of the six months ended September 30, 1997 with the six months ended September 30, 1996

         Net sales for the six months ended September 30, 1997, decreased to $31.3 million, compared to $33.2 million for the corresponding period of the prior fiscal year. The decrease in sales is primarily attributable to late deliveries of Marker's new Logic 1(R) ski binding line which was introduced this year. The new Logic 1(R) binding line replaces Marker's previous high-end binding models which account for a significant portion of the Company's dollar sales and gross margin. Production of the Logic 1(R) series began in late June 1997, and the majority of these bindings will be delivered to Marker customers and recognized as sales in the Company's third fiscal quarter which ends December 31, 1997.

         In addition, sales decreased as a result of translating sales of the Company's foreign subsidiaries from their functional currency to Dollars. The Dollar was significantly stronger against all of the functional currencies of the Company's foreign subsidiaries during the first six months of fiscal 1998, compared to the corresponding period of the prior fiscal year. This decrease in sales was offset in part by the consolidation of the Company's 80% owned subsidiary, DNR, which was not consolidated during the corresponding period of the prior fiscal year.

         Gross profit for the six months ended September 30, 1997, decreased to $9.5 million, or 30.4% of net sales, compared to $13.2 million, or 39.8% of net sales, for the corresponding period of the prior fiscal year. The decrease in gross profit and gross profit percentage was primarily a result of (i) the timing of shipments of the new Logic 1(R) high-end binding, which carries both higher gross margin dollars and percentage, which will be recognized in the Company's third fiscal quarter, (ii) negative gross margins caused by underutilization of the Company's snowboard manufacturing facility, and (iii) lower gross margins recognized by DNR compared to the consolidated margin percentage of the Company's other subsidiaries.

         Operating expenses for the six months ended September 30, 1997, increased to $17.7 million, compared to $12.3 million for the corresponding period of the prior fiscal year. The increase resulted primarily from (i) the consolidation of approximately $4.5 million in DNR's operating expenses into those of the Company, (ii) the recording of approximately $ 0.8 million in operating expenses relating to snowboard distribution subsidiaries which were not operational during the same period of the prior fiscal year, and (iii) research and development expenses relating to the Company's collaborative agreement with NIKE. DNR's operating expenses for the period include approximately $1.5 million of nonrecurring legal fees related to arbitration proceedings (see Part II, Item 1. Legal Proceedings, herein).

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS - (continued)

         Interest expense for the six months ended September 30, 1997, increased to $2.4 million, compared to $2.3 million for the corresponding period of the prior fiscal year. The increase was caused primarily by higher working capital requirements associated with the increase in inventories and the establishment of the Company's snowboard manufacturing and distribution subsidiaries.

         The income tax benefit recognized for each of the six month periods ended September 30, 1997 and 1996 was calculated using the estimated consolidated annual effective tax rate which considers the effective tax rates of domestic and foreign tax jurisdictions.

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

         At September 30, 1997, the Company had working capital of $16.4 million, compared to $21.1 million at March 31, 1997. The decrease in working capital is primarily the result of borrowing on the Company's credit lines to fund operating expenses during the first six months of fiscal 1998. In addition, the Company used working capital in the current period to sustain growth and finance a portion of its current expansion into the snowboard market through DNR USA, DNR North America and DNR Japan.

         On June 26, 1997, the Company entered into a sale-leaseback agreement. Under this arrangement, the Company sold approximately $3.0 million of various machinery and equipment and leased it back for a period of 7 years. The leaseback has been accounted for as an operating lease. The gain of approximately $0.2 million realized in this transaction has been deferred and will be amortized to income in proportion to rental expense over the term of the lease.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (continued)

         At September 30, 1997, the Company's primary sources of liquidity consisted of cash and short-term investments and available borrowings under lines of credit. The Company has approximately $74.8 million in short-term credit facilities, of which approximately $67.8 million had been borrowed as of September 30, 1997. Substantially all of the Company's credit lines are secured by inventory and receivables. The Company believes that it will have adequate bank lines to meet its cash flow demands during fiscal 1998.


         Recent Events

         During the quarter, an arbitration hearing was conducted between Thomas
P. Sims ("Sims") and DNR Sportsystem Ltd. ("DNR"), the Company's 80% owned subsidiary. The arbitration arose out of a claim filed by Sims against DNR for breach of his licensing agreement (the "License") with DNR for the production and distribution of snowboards and related products bearing the Sims trademark outside of the United States and Canada. DNR responded with a counterclaim against Sims for wrongful termination of the License and for breach of its right of first refusal in the License. Sims had previously filed an action in the Superior Court of California for the County of Santa Barbara (the "Superior Court") against the Company and DNR and, on November 27, 1996, was granted a preliminary injunction against the Company and DNR, preventing DNR from manufacturing, shipping, selling or distributing snowboard products with the Sims trademark, pending the outcome of the arbitration.

         The arbitration hearing began on July 1, 1997 and was concluded on July 30, 1997. The arbitrator thereafter established a schedule for the exchange of briefs, in lieu of closing arguments, that extended into early October 1997. The arbitrator has advised that he will render a written decision on or before December 2, 1997.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (continued)

"Safe Harbor"  Statement Under the Private  Securities  Litigation Reform Act of
1995

         With the exception of historical information (information relating to the Company's financial condition and results of operations at historical dates or for historical periods), the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that necessarily are based on certain assumptions and are subject to certain risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of the factors set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations, the Business Risks described in the Company's Report on Form 10-K for the year ended March 31, 1997 and elsewhere in the Company's filings with the Securities and Exchange Commission.


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         See the description set forth in Part I of this Quarterly Report on Form 10-Q under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Events." Such description updates the information provided under the caption "Legal Proceedings" set forth in the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.

Item 6.  Exhibits and Reports on Form 8-K

         a)       Exhibits:

                  10.25 Sale/Leaseback Agreement with Zions Credit Corporation for $3,000,000 of machinery and equipment related to the Company's snowboard manufacturing subsidiary dated June 26, 1997. (Filed as exhibit 10.25 to the Company's Form 10-Q dated August 13, 1997 and incorporated herein by reference).

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

                                                            MARKER INTERNATIONAL
                                                            --------------------
                                                                 Registrant


Dated:  November 14, 1997                                /s/  Henry E. Tauber
                                                         --------------------
                                                         Henry E. Tauber
                                                         Chairman of the Board,
                                                         President and Chief
                                                         Executive Officer

Dated:  November 14, 1997                                /s/  Terry J. Tuttle
                                                         --------------------
                                                         Terry J. Tuttle
                                                         Chief Financial Officer