Form 10-Q
period 1997-12-31
MARKER INTERNATIONAL
filed 1998-02-17
CIK 925172

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                For the quarterly period ended December 31, 1997
                                       OR

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
                         Yes  X           No
                             ---             ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class of Common Stock                       Outstanding at February 13, 1998
Common Stock, $0.01 par value                             11,130,577

                              MARKER INTERNATIONAL

                                TABLE OF CONTENTS


                         Part I - Financial Information

Item 1.   Financial Statements                                              Page
                                                                            ----
                  Condensed Consolidated Balance Sheets
                           As of December 31, 1997 and March 31, 1997          3

                  Condensed Consolidated Statements of Operations
                           For the Three and Nine Months Ended
                           December 31, 1997 and 1996                          5

                  Condensed Consolidated Statements of Cash Flows
                           For the Nine Months Ended
                           December 31, 1997 and 1996                          6

                  Notes to Condensed Consolidated Financial Statements         7


Item 2.   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                   11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          12


                           Part II - Other Information

Item 1. Legal Proceedings                                                     19

Item 6.   Exhibits and Reports on Form 8-K                                    19

Signatures                                                                    20


                                          PART I - FINANCIAL INFORMATION

                                       MARKER INTERNATIONAL AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (Dollars in Thousands)
                                                    (Unaudited)

-------------------------------------------------------------------------------------------------------------------

                                                      ASSETS

                                                                              December 31,              March 31,
                                                                                  1997                    1997
                                                                               ----------              ----------

CURRENT ASSETS:
     Cash and cash equivalents                                                 $    5,220              $   13,532
     Accounts receivable, net of allowance for doubtful
         accounts of $1,207 and $2,139, respectively                               46,245                  26,279
     Inventories                                                                   38,979                  33,849
     Prepaid and other current assets                                               8,490                   4,611
                                                                               ----------              ----------
              Total current assets                                                 98,934                  78,271
                                                                               ----------              ----------

PROPERTY, PLANT AND EQUIPMENT:
     Land                                                                           1,050                   1,050
     Building and improvements                                                      7,533                   7,356
     Machinery and equipment                                                       20,619                  25,302
     Furniture, fixtures and office equipment                                       4,511                   4,511
                                                                               ----------              ----------
                                                                                   33,713                  38,219
     Less accumulated depreciation and amortization                               (16,238)                (18,941)
                                                                               ----------              ----------
              Net property, plant and equipment                                    17,475                  19,278
                                                                               ----------              ----------

INTANGIBLE ASSETS, net of accumulated amortization                                 16,768                  17,475
                                                                               ----------              ----------

OTHER ASSETS                                                                        1,826                   2,116
                                                                               ----------              ----------
                                                                               $  135,003              $  117,140
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


                                       MARKER INTERNATIONAL AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                              (Dollars in Thousands)
                                                    (Unaudited)

-------------------------------------------------------------------------------------------------------------------

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                              December 31,             March 31,
                                                                                 1997                    1997
                                                                               ----------             ----------

CURRENT LIABILITIES:
     Notes payable to banks                                                    $   64,804             $   38,930
     Current maturities of long-term debt                                           2,469                  3,038
     Current maturities of Series A Bonds, issued
           to a related party                                                       4,500                     -
     Accounts payable                                                               5,189                  5,393
     Other current liabilities                                                      6,216                  9,785
                                                                               ----------             ----------
              Total current liabilities                                            83,178                 57,146
                                                                               ----------             ----------

LONG-TERM DEBT, net of current maturities                                          17,151                 16,487
                                                                               ----------             ----------

SERIES A BONDS,  issued to a related party                                          5,500                 10,000
                                                                               ----------             ----------

MINORITY INTEREST                                                                   1,604                  1,810
                                                                               ----------             ----------

SHAREHOLDERS' EQUITY:
     Preferred stock, $0.01 par value, 5,000,000 shares
         authorized and none issued                                                    -                      -
     Common stock, $0.01 par value, 25,000,000
           shares authorized; 11,130,577 and 11,129,127
            issued and outstanding, respectively                                      111                    111
     Additional paid-in capital                                                    36,299                 36,293
     Retained earnings (deficit)                                                   (2,305)                   858
     Cumulative foreign currency translation adjustments                           (6,535)                (5,565)
                                                                               ----------            -----------
              Total shareholders' equity                                           27,570                 31,697
                                                                               ----------            -----------
                                                                               $  135,003            $   117,140
                                                                               ==========            ===========





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


                                       MARKER INTERNATIONAL AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Dollars in Thousands, Except Per Share Amounts)
                                                    (Unaudited)

-------------------------------------------------------------------------------------------------------------------

                                                             For the Three Months                 For the Nine Months
                                                              Ended December 31,                   Ended December 31,
                                                            1997             1996                  1997           1996
                                                          --------         --------              --------       --------

   NET SALES                                              $ 39,362         $ 60,305              $ 70,642       $ 93,529
   COST OF SALES                                            25,395           39,656                47,157         59,662
                                                          --------         --------              --------       --------
   GROSS PROFIT                                             13,967           20,649                23,485         33,867
                                                          --------         --------              --------       --------

   OPERATING EXPENSES:
        Selling                                              4,683            4,950                11,164         10,450
        General and administrative                             937            4,121                 8,668          8,710
        Research and development                               915              924                 3,081          2,354
        Warehousing and shipping                               674              565                 1,601          1,321
        Amortization of goodwill and intangibles               138                -                   554              -
                                                          --------         --------              --------       --------
                                                             7,347           10,560                25,068         22,835
                                                          --------         --------              --------       --------

   OPERATING INCOME (LOSS)                                   6,620           10,089                (1,583)        11,032
                                                          --------         --------              --------       --------
   OTHER INCOME (EXPENSE):
        Interest expense                                    (1,569)          (1,326)               (4,009)        (3,611)
        Equity in losses of unconsolidated
             subsidiary                                        -                  -                   -             (281)
        Other, net                                              86              713                   548            655
                                                          --------         --------              --------       --------
                                                            (1,483)            (613)               (3,461)        (3,237)
                                                          --------         --------              --------       --------
   NET INCOME (LOSS) BEFORE INCOME TAXES AND
        MINORITY INTEREST                                    5,137            9,476                (5,044)         7,795

   (PROVISION) BENEFIT FOR
          INCOME TAXES                                      (1,849)          (3,048)                1,816         (2,443)
   MINORITY INTEREST                                          (350)          (1,010)                   65         (1,010)
                                                          --------         --------              ---------      --------

   NET INCOME (LOSS)                                      $  2,938         $  5,418              $ (3,163)      $  4,342
                                                          ========         ========              =========      ========

   NET INCOME (LOSS) PER
         COMMON SHARE:
            Basic                                         $   0.26         $   0.49              $  (0.28)      $   0.43
                                                          ========         ========              ========       ========
            Diluted                                       $   0.26         $   0.48              $  (0.28)      $   0.43
                                                          ========         ========              ========       ========

   WEIGHTED AVERAGE SHARES:
            Basic                                       11,130,577       11,129,127            11,129,694     10,004,702
            Diluted                                     11,184,445       11,186,925            11,164,969     10,092,222

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


                                       MARKER INTERNATIONAL AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Dollars in Thousands)
                                                    (Unaudited)

-------------------------------------------------------------------------------------------------------------------

                                                                                     For the Nine Months
                                                                                      Ended December 31,
                                                                                  1997                 1996
                                                                               ----------            ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                           $  (3,163)            $   4,342
   Adjustments to reconcile net income to net cash
    used in operating activities:
     Minority interest in income (loss)                                              (65)                1,010
     Gain on sale of property, plant and equipment                                   (89)                 -
     Depreciation and amortization                                                 3,841                 2,756
     Equity in earnings of unconsolidated subsidiary                                -                      281
     Change in assets and liabilities:
        Increase in accounts receivable, net                                     (20,646)              (25,836)
        Increase in inventories                                                   (7,042)               (1,570)
        Increase in prepaid and other assets                                      (3,767)               (1,567)
        Increase in accounts payable                                                 605                   815
        Increase (decrease) in other current liabilities                          (2,735)                4,516
                                                                               ---------             ---------
NET CASH USED IN OPERATING ACTIVITIES                                            (33,061)              (15,253)
                                                                               ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                                   (5,694)               (7,342)
     Payment for purchase of DNR, net of cash acquired                              -                  (14,469)
     Proceeds from disposition of equipment                                        3,768                   591
                                                                               ---------             ---------
NET CASH USED IN INVESTING ACTIVITIES                                             (1,926)              (21,220)
                                                                               ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings on notes payable to banks                                     27,729                29,403
     Proceeds from issuance of common stock, net                                       6                14,789
     Proceeds from issuance of long-term debt                                      3,173                10,118
     Principal payments on Series A Bonds                                              -                (3,500)

     Principal payments on long-term debt                                         (3,072)               (2,582)
                                                                               ---------             ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                         27,836                48,228
                                                                               ---------             ---------

Effect of foreign exchange rate changes on cash                                   (1,161)                  (76)
                                                                               ---------             ---------

Net increase (decrease) in cash and cash equivalents                              (8,312)               11,679
Cash and cash equivalents at beginning of period                                  13,532                 6,189
                                                                               ---------             ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $   5,220             $  17,868
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

         The results of operations for the three and nine months ended December 31, 1997 are not necessarily indicative of the results to be expected for the full fiscal year. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1997.

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

Note 3.  Inventories

         Inventories include direct materials, direct labor and manufacturing overhead costs and are recorded at the lower of cost (using the first-in, first-out method) or market. The major classes of inventories are as follows (in thousands):
                                   December 31, 1997             March 31, 1997
                                  -------------------            --------------
         Raw materials               $      463                  $    1,054
         Work in process                  3,807                       2,739
         Finished goods                  34,709                      30,056
                                     ----------                  ----------
                                     $   38,979                  $   33,849
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

                                                      For the Nine Months Ended
(Unaudited and in thousands except per share amounts) -------------------------
                                                             December  31,
                                                             -------------
                                                           1997         1996
                                                           ----         ----
                                                         (actual)    (pro forma)
Net Sales                                            $    70,642     $  112,399
Operating Income (Loss)                                   (1,583)        11,421
Net Income (Loss)                                         (3,163)         5,360
Net Income (Loss) per Common Share                   $     (0.28)    $     0.48


Note 5.  Intangible Assets

         Intangible assets consist of goodwill, trade names and license arrangements resulting from the Company's acquisition of DNR. Intangible assets are amortized using the straight-line method over lives ranging from 5 to 30 years. At December 31, 1997 and March 31, 1997 accumulated amortization of goodwill and intangible assets totaled approximately $1.1 million and $0.6 million, respectively.

                      MARKER INTERNATIONAL AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

         As a result of the outcome of the arbitration proceedings (see Note 8 and Management's Discussion and Analysis) the Company may be required to reassess the realizability of the carrying value of intangible assets associated with the acquisition of DNR.

Note 6.  New Pronouncements

         The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". This statement specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") for financial statements issued for all periods ending after December 15, 1997. Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per common share (Diluted EPS) reflects the potential dilution that could occur if stock options were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise of stock options that would have an antidilutive effect on net income (loss) per common share. Net income (loss) per common share amounts have been restated for all periods presented to reflect Basic and Diluted EPS.

         For the quarters ended December 31, 1997 and 1996, there were outstanding options to purchase 595,500 and 719,000 shares of common stock, respectively, that were not included in the computation of Diluted EPS because exercise prices of such the options were greater than the average market price of common shares.

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

         Gains and losses on foreign currency contracts not intended to hedge operating requirements are reported currently in other income. Gains and losses on foreign currency contracts intended to meet firm commitments are deferred and recognized as part of the cost of the underlying transaction being hedged. Counterparties to the foreign exchange contracts are typically major international financial institutions. The Company's theoretical risk in these transactions is the cost of replacing, at current market rates, these contracts in the event of default by the counterparty. Management believes the risk of incurring such losses as a result of a default by a counterparty is remote.

Note 8.  Recent Events
         As discussed in Note 4 above and in Management's Discussion and Analysis of Financial Condition and Results of Operations the Company is involved in arbitration proceedings between Thomas P. Sims ("Sims") and DNR, the Company's 80% owned subsidiary.

         Subsequent to December 31, 1997, the Company entered into an agreement whereby it would recoup approximately $2,000,000 of the legal costs previously expensed by the Company. This amount has been recorded as an offset to general and administrative expenses in the accompanying condensed consolidated statement of operations.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

General

         Marker International is a leading designer, developer, manufacturer and marketer of alpine ski bindings in the United States and throughout the world. The Company is a holding company which operates through its subsidiaries, Marker Deutschland GmbH ("Marker Germany"), Marker USA, Marker Japan, Ltd. ("Marker Japan"), Marker Austria GmbH ("Marker Austria") and Marker Canada, Ltd. ("Marker Canada"). Substantially all of the Company's ski bindings are manufactured by Marker Germany, which also distributes bindings in Germany, to subsidiaries of the Company, and to independent distributors in countries where the Company does not have a distribution subsidiary. Each of Marker USA, Marker Japan and Marker Canada has its own sales force and marketing departments for sales and marketing of bindings and related parts directly to retailers in the United States, to both retailers and wholesalers in Japan and to retailers in Canada. Marker Austria distributes the Company's ski bindings into Austria through an independent sales force. Marker Ltd., also a subsidiary of the Company, designs, distributes and sells to retailers the Company's clothing, gloves and luggage products for skiing and other recreational activities. The principal markets for the Company's products are North America, Europe and Asia.

         In addition, Marker International, through its 80% owned subsidiary, DNR Sportsystem Ltd. ("DNR") (which is held by Marker International through its wholly-owned Swiss subsidiary Marker AG), and through its wholly-owned subsidiaries, DNR USA, Inc. ("DNR USA"), DNR North America, Inc. ("DNR North America"), Marker Germany, DNR Japan Co., Ltd. ("DNR Japan") and Marker Canada, is a leading designer, developer, manufacturer and marketer of snowboards, Interface Step-in SystemsTM, traditional snowboard bindings and snowboard boots. DNR designs, develops and distributes snowboards and related products throughout the world. DNR USA manufactures snowboards for distribution worldwide. DNR North America, Marker Germany, DNR Japan and Marker Canada, through their own sales forces, market snowboards, Interface Step-in SystemsTM, snowboard bindings and boots directly to retailers in the United States, Germany, Austria, Japan and Canada, respectively.

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

         For the quarter ended December 31, 1997, average exchange rates between the Dollar and the Mark, the Dollar and the Japanese yen ("Yen") and the Dollar and the Swiss franc ("Franc") resulted in an effective decrease in the value of the Mark against the Dollar, the Yen against the Dollar and the Franc against the Dollar of approximately 15%, 11% and 11%, respectively, compared to the corresponding quarter of the prior year. Such currency exchange fluctuations resulted in a corresponding decrease in the value of the revenues and expenses of Marker Germany, Marker Japan and Marker AG, as well as DNR and DNR Japan, when converted to Dollars, compared to the corresponding quarter of the prior fiscal year.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (continued)


         For the nine months ended December 31, 1997, average exchange rates between the Dollar and the Mark, the Dollar and the Yen, and the Dollar and the Franc resulted in an effective decrease in the value of the Mark against the Dollar, the Yen against the Dollar and the Franc against the Dollar of approximately 16%, 10% and 16%, respectively, compared to the corresponding period of the prior year. Such currency exchange fluctuations resulted in a corresponding decrease in the value of the revenues and expenses of Marker Germany, Marker Japan and Marker AG, as well as DNR and DNR Japan, when converted to Dollars, compared to the corresponding period of the prior fiscal year.

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


Results of Operations

Comparison  of the three  months  ended  December 31, 1997 with the three months
--------------------------------------------------------------------------------
ended December 31, 1996
-----------------------

         Net sales for the quarter ended December 31, 1997 decreased to $39.4 million, compared to $60.3 million for the corresponding quarter of the prior fiscal year. The decrease in sales is primarily attributable to lower sales at the Company's 80% owned subsidiary, DNR, which recognized a reduction in net sales of approximately $23.8 million for the quarter ended December 31, 1997, compared to the corresponding quarter of the prior fiscal year. DNR's reduced sales reflect an over-supply of snowboard products in the market and the restructuring of the brand of snowboard products distributed by the Company.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (continued)


         In addition, sales decreased as result of translating sales of the Company's foreign subsidiaries from their functional currency to Dollars. The Dollar was significantly stronger against all of the functional currencies of the Company's foreign subsidiaries during the third quarter of fiscal 1998, compared to the corresponding quarter of the prior fiscal year.

         Net sales increased during the third quarter of fiscal 1998 compared to the corresponding period of the prior fiscal year at all of the Company's subsidiaries, except DNR, as discussed above.

         Gross profit for the quarter ended December 31, 1997 decreased to $14.0 million, or 35.5% of net sales, compared to $20.6 million, or 34.2% of net sales, for the corresponding quarter of the prior fiscal year. The decrease in gross profit was attributable to the reduced sales at DNR, as discussed above. The increase in gross profit percentage is primarily attributable to the timing of shipments of the new Logic 1(R) high-end binding, which carries both higher gross margin dollars and percentage.

         Operating expenses for the quarter ended December 31, 1997 decreased to $7.3 million, compared to $10.6 million for the corresponding quarter of the prior fiscal year. The decrease in operating expenses is primarily attributable to the recoupment of approximately $2.0 million of legal fees that had been expensed by the Company during the first and second quarter of fiscal 1998.

         In addition, expenses decreased as a result of translating expenses of the Company's foreign subsidiaries from their functional currency to Dollars. As noted above, the Dollar was significantly stronger against all of the functional currencies of the Company's foreign subsidiaries during the third quarter of fiscal 1998, compared to the corresponding quarter of the prior fiscal year.

         The income tax benefit recognized for each of the quarters ended December 31, 1997 and 1996 was calculated using the estimated consolidated annual effective tax rate which considers the effective tax rates of domestic and foreign tax jurisdictions.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (continued)


Comparison of the nine months ended December 31, 1997 with the nine months ended
--------------------------------------------------------------------------------
December 31, 1996
-----------------

         Net sales for the nine months ended December 31, 1997 decreased to $70.6 million, compared to $93.5 million for the corresponding period of the prior fiscal year. The decrease in sales is primarily attributable to lower sales at the Company's 80% owned subsidiary, DNR, which recognized a reduction in net sales of approximately $16.0 million for the nine months ended December 31, 1997, compared to the corresponding period of the prior fiscal year. Sales also decreased as a result of translating sales of the Company's foreign subsidiaries from their functional currency to Dollars.

         Gross profit for the nine months ended December 31, 1997 decreased to $23.5 million, or 33.2% of net sales, compared to $33.9 million, or 36.3% of net sales, for the corresponding period of the prior fiscal year. The decrease in gross profit and gross profit percentage was primarily a result of lower sales at DNR and lower gross profit recognized by DNR compared to the consolidated gross profit of the Company's other subsidiaries. In addition, the Company recognized negative gross margins as a result of under-utilization of the Company's snowboard manufacturing facility.

         Operating expenses for the nine months ended December 31, 1997 increased to $25.1 million, compared to $22.8 million for the corresponding period of the prior fiscal year. The increase resulted primarily from (i) the full year consolidation of DNR's operating expenses into those of the Company which were approximately $2.0 million more for the nine months ended December 31, 1997, compared to the corresponding period of the prior fiscal year, (ii) the recording of approximately $1.3 million in operating expenses relating to snowboard distribution subsidiaries which were not operational during the same period of the prior fiscal year, and (iii) research and development expenses relating to the Company's collaborative agreement with NIKE. Operating expenses decreased as a result of translating operating expenses of the Company's foreign subsidiaries from their functional currency to Dollars.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (continued)


         Interest expense for the nine months ended December 31, 1997 increased to $4.0 million, compared to $3.6 million for the corresponding period of the prior fiscal year. The increase was caused primarily by higher working capital requirements associated with the increase in inventories and the establishment of the Company's snowboard manufacturing and distribution subsidiaries.

         The income tax benefit recognized for each of the nine month periods ended December 31, 1997 and 1996 was calculated using the estimated consolidated annual effective tax rate which considers the effective tax rates of domestic and foreign tax jurisdictions.

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

         At December 31, 1997, the Company had working capital of $15.7 million, compared to $21.1 million at March 31, 1997. The decrease in working capital is primarily the result of borrowing on the Company's credit lines to fund operating expenses during the first nine months of fiscal 1998. In addition, the Company used working capital in the current period to sustain growth and finance a portion of its current expansion into the snowboard market through DNR USA, DNR North America and DNR Japan.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (continued)


         At December 31, 1997, the Company's primary sources of liquidity consisted of cash and short-term investments and available borrowings under lines of credit. The Company has approximately $73.0 million in short-term credit facilities, of which approximately $64.8 million had been borrowed as of December 31, 1997. Substantially all of the Company's credit lines are secured by inventory and receivables. The Company believes that it will have adequate bank lines to meet its cash flow demands during fiscal 1998.


         Recent Events
         During the quarter, a ruling was issued in an arbitration proceeding between Thomas P. Sims ("Sims") and DNR Sportsystem Ltd. ("DNR"), the Company's 80% owned subsidiary. The arbitration arose out of a claim filed by Sims against DNR for breach of his licensing agreement (the "License") with DNR for the production and distribution of snowboards and related products bearing the Sims trademark outside the United States and Canada. DNR responded with a counterclaim against Sims for wrongful termination of the License and for breach of its right of first refusal in connection with the transfer of the License by Sims.

         On December 1, 1997, the arbitrator issued an Interim Award which resulted in a split decision. The arbitrator ruled that while Sims had a basis for terminating the License for technical noncompliance, DNR was entitled to damages against Sims for failure to honor DNR's right of first refusal to purchase the Sims trademarks. The right of first refusal entitled DNR to match the price and terms at which Sims sold his trademarks to a Boston investment firm in a complex merger transaction in March of 1996. The arbitrator also concluded that the soft boot/step-in binding system was developed by Marker, Tecnica and DNR without any drawings or concepts that Sims claimed to have provided, and that Marker is the owner of the soft boot/step-in binding system.

         The arbitrator further ruled that DNR committed various breaches of the License Agreement, primarily relating to defined sales percentages of Sims and non-Sims products prior to 1995, change in technical control of DNR, and Sims' option rights to purchase shares of DNR. The arbitrator, however, denied Sims' claims that the quality of DNR's products did not meet specified standards and that DNR's conduct after termination of the License constituted trademark infringement.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (continued)


         The arbitrator has scheduled Phase II of the arbitration to begin on July 13, 1998 to determine the amount of damages for either party.



"Safe Harbor"  Statement Under the Private  Securities  Litigation Reform Act of
1995

         With the exception of historical information (information relating to the Company's financial condition and results of operations at historical dates or for historical periods), the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that necessarily are based on certain assumptions and are subject to certain risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from those contained in or suggested by these forward-looking statements as a result of the factors set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations, the Business Risks described in the Company's Report on Form 10-K for the year ended March 31, 1997 and elsewhere in the Company's filings with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         See the description set forth in Part I of this Quarterly Report on Form 10-Q under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Events." Such description updates the information provided under the caption "Legal Proceedings" set forth in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997.


Item 6.  Exhibits and Reports on Form 8-K

         a)       Exhibits:
                  ---------

                  10.25 Sale/Leaseback Agreement with Zions Credit Corporation for $3,000,000 of machinery and equipment related to the Company's snowboard manufacturing subsidiary dated June 26, 1997. (Filed as exhibit
                           10.25 to the Company's Form 10-Q dated August 13, 1997 and incorporated herein by reference).

                  27       Financial Data Schedule. *


         b)       Reports Filed on Form 8-K:
                  --------------------------


                  1. Current Report on Form 8-K dated December 9, 1997, including the news release relating to the
                           Arbitrator's decision in Phase I of the binding American Arbitration Association proceeding between DNR Sportstystem Ltd., an 80% owned subsidiary of Marker, and Tom Sims.


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

                                                            MARKER INTERNATIONAL
                                                            --------------------
                                                                 Registrant

Dated:  February 17, 1998                 /s/  Henry E. Tauber
                                          --------------------
                                          Henry E. Tauber
                                          Chairman of the Board,
                                          President and Chief
                                          Executive Officer

Dated:  February 17, 1998                 /s/  Kevin Hardy
                                          ----------------
                                          Kevin Hardy
                                          Chief Financial Officer