Form 10-K
period 1998-03-31
MARKER INTERNATIONAL
filed 1998-07-14
CIK 925172

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

    [x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    For the fiscal year ended March 31, 1998
                                       OR
    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the transition period from _______ to _______

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

                                 Title of Class
                                 --------------
                     Common Stock, par value $.01 per share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          Yes X                   No
                             ---                      ---
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 1998 (based upon the average of closing bid and ask prices as of such date) was $11,742,296.

         The number of shares of Common Stock outstanding as of June 30, 1998 was 11,130,577.

                   Documents incorporated by reference: None.

                                    FORM 10-K
                              MARKER INTERNATIONAL
                              --------------------
                                TABLE OF CONTENTS
                                -----------------

                                     PART I
                                                                           Page
                                                                           ----

ITEM 1             Business...............................................   3

ITEM 2             Properties.............................................   12

ITEM 3             Legal Proceedings......................................   13

ITEM 4             Submission of Matters to a Vote of Security Holders....   13

                                     PART II

ITEM 5             Market for the Registrant's Common Equity
                             and Related Stockholder Matters..............   14

ITEM 6             Selected Consolidated Financial Data...................   15

ITEM 7             Management's Discussion and Analysis of Consolidated
                       Financial Condition and Results of Operations......   16

ITEM 8             Consolidated Financial Statements and
                             Supplementary Data...........................   23

ITEM 9             Changes in and Disagreements with Accountants
                        on Accounting and Financial Disclosure............   23

                                    PART III

ITEM 10            Directors and Executive Officers of the Registrant.....   24

ITEM 11            Executive Compensation.................................   27

ITEM 12            Security Ownership of Certain Beneficial
                             Owners and Management........................   29

ITEM 13            Certain Relationships and Related Transactions.........   30

                                     PART IV

ITEM 14            Exhibits, Consolidated Financial Statement
                           Schedules and Reports on Form 8-K..............   33

SIGNATURES................................................................   40

                                     PART I
                                     ------

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

         Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this Annual Report on Form 10-K. Statements in this Annual Report, particularly in "Item 1. Business," "Item 3. Legal Proceedings," the Notes to Consolidated Financial Statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," describe certain factors, among others, that could contribute to or cause such differences. Other factors that could contribute to or cause such differences include, but are not limited to, unanticipated developments in any one or more of the following areas: the rate and consumer acceptance of new product introductions, competition, the number and nature of customers and their product orders, pricing, foreign manufacturing, sourcing and sales (including foreign government regulation, trade and importation concerns and fluctuation in exchange rates), borrowing costs, changes in taxes due to changes in the mix of U.S. and non-U.S. revenue, pending or threatened litigation, the availability of key personnel and other risks factors which may be detailed from time to time in the Company's Securities and Exchange Commission filings.

         Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

Item 1.  Business

Recent Events

         At March 31, 1998, the Company was not in compliance with certain financial covenants under a $25 million line of credit agreement with a U.S. Bank with aggregate outstanding borrowings under such agreement of $24.9 million. As of June 1998, the Company has notified such bank that the Company believes it has insufficient cash to fund its obligations. The Company requested that the bank increase the $25 million credit line (the "U.S. Credit Line") by up to $10 to $12 million. On June 26, 1998 the bank notified the Company that it was unwilling to increase the $25 million credit line and that the Company should seek to cure the non-compliance within 30 days. While the Company and the bank are discussing alternatives to mitigate the Company's financial difficulties, there can be no assurance that satisfactory agreements will be reached between the Company and current or prospective lenders. In the event that the non-compliance is not cured, the bank may exercise its rights to demand payment of all amounts and/or foreclose on the Company's assets which are pledged as collateral under the agreement which could also lead to cross-defaults under the Company's other credit arrangements. In that event, there can be no assurance that the Company will be able to continue as a going concern.

         In May 1998, the Company's Board of Directors retained an independent firm to assist the Company in developing and implementing a restructuring plan, while negotiating a refinancing with its lenders. In addition, on June 23, 1998, the Board of Directors authorized the disposal of the Company's snowboard manufacturing operations if such disposal were subsequently determined by senior management to be in the best interests of the Company. In addition to the manufacturing operations, the Board of Directors is evaluating the Company's snowboard business, which may result in changes to the Company's overall snowboard operations.

         The Company is in the process of evaluating the financial impact of these events which could vary significantly depending on whether the Company decides to totally dispose of its entire snowboard business. At March 31, 1998, the Company had total consolidated assets related to its snowboard operations of approximately $25.2 million, which included approximately $7.9 million of goodwill. In addition, at March 31, 1998, the Company's snowboard manufacturing equipment is under a seven year operating lease with remaining minimum lease payments of $3.0 million. There can be no assurance that future benefits from these asset amounts will be realized in light of the events described above, or that additional liabilities and costs will not arise that are not presently reflected in the March 31, 1998 consolidated financial statements. All of the above could have a material adverse effect on the financial condition of the Company.

         In addition, subsequent to year end, in accordance with the bond agreements, the Series A Bondholder exercised its redemption privilege and called for payment of one Series A-1 bond for $2.0 million, due October 1, 1998 and one Series A-2 bond for $2.5 million, due December 16, 1998 (see Note 3).

         Although the Company is seeking alternatives which, among other things, include restructuring the Company, obtaining additional financing or entering into a new business alliance, there can be no assurance that the Company will be successful in such endeavors. Accordingly, the Company may not be able to continue as a going concern and, among other things, could be forced to seek protection from its creditors.

General

         Marker International ("Marker" or the "Company") is a leading designer, developer, manufacturer and marketer of alpine ski bindings in the United States and throughout the world. Marker International is a holding company which operates its alpine ski binding business through its subsidiaries, Marker Deutschland GmbH ("Marker Germany"), Marker USA, Marker Japan Co., Ltd. ("Marker Japan"), Marker Austria GmbH ("Marker Austria") and Marker Canada, Ltd. ("Marker Canada"). Substantially all of the Company's ski bindings are manufactured by Marker Germany, which also distributes bindings in Germany, to subsidiaries of the Company, and to independent distributors in countries where the Company does not have a distribution subsidiary.

         Marker Ltd., also a subsidiary of the Company, designs, distributes and sells to retailers the Company's clothing, gloves and luggage products for skiing and other recreational activities. The principal markets for the Company's clothing, gloves and luggage products are North America, Europe and Asia.

         In  addition,   Marker   International,   is  a  designer,   developer,
manufacturer and marketer of snowboards, Interface Step-in SystemsTM, traditional snowboard bindings and snowboard boots. Marker International operates it snowboard business through its 80% owned subsidiary, DNR Sportsystem Ltd. ("DNR"), and its and wholly-owned subsidiaries, DNR USA, Inc.("DNR USA"), DNR North America, Inc. ("DNR North America") and DNR Japan Co., Ltd. ("DNR Japan"). DNR designs, develops and distributes snowboards and related products. DNR USA manufactures snowboards for distribution under the Santa CruzTM and MarkerTM brand names. DNR North America and DNR Japan, through their own sales force, market snowboards, Interface Step-in SystemsTM, snowboard bindings and boots directly to retailers in the United States and Japan, respectively.

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


         The Company formed DNR USA in 1997, to manufacture snowboards at a production facility in Salt Lake City, Utah. In addition, the Company formed DNR North America and DNR Japan, as distribution companies for snowboards and related products in the United States and Japan, respectively.

         In January of 1997, the Company completed construction of its 56,608 square foot snowboard manufacturing facility located in Salt Lake City, Utah. Subsequent to year-end the Company decided to cease and dispose of its snowboard manufacturing operations (see Item 1. Business Recent Events).

Products

         Ski Bindings
         ------------

         The Company designs, develops, manufactures and distributes ski bindings consisting of more than 25 high quality models. The models range from high performance racing models, such as the Logic M9.1 Turbo SC RacingTM and other top-end models featuring the Company's patented Selective Control SystemTM, BiometricTM Programmed Upward Release and Comshock PistonTM, to the children's M9 model. Suggested retail prices in the United States of such models range from $120 to $395. Several models are available in a variety of colors selected by the Company based on an analysis of consumer preferences.

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

         Marker bindings feature LogicTM, BiometricTM, Edge Pressure SystemTM and Gliding AFDTM technology. The Company's patented technology tightly couple the ski boot and binding, resulting in a binding system that is designed not to be affected by contamination between the ski boot and binding and provide more power to the ski, less fatigue to the skier.

         Snowboard, Interface, Bindings and Boots
         ----------------------------------------

         The Company designs, develops, manufacturers and distributes snowboards and offers several models designed for novice to world-class snowboard riders. The Company's line of snowboards accommodates the needs of a full range of snowboarding styles, including racers, freeriders, freestylers and freecarvers. The snowboards range in suggested retail price, in the United States, from approximately $289 to $429.

         The Company seeks to apply innovative technologies to the manufacture of snowboards. Innovations introduced by the Company include the SplitTM snowboard which features two independent Lightweight Sensor Wood Cores with Isocore connecting the cores. Isocore is used in the Company's top-end models to enhance edge hold and tracking, making it possible to easily and quickly change the arc of a turn while on edge. Lightweight Sensor Wood Cores are also used in top-end models to enhance snowboard durability and performance. The use of torsion frame and carbon torsion frame construction by the Company increases snowboard edge pressure. In addition to providing technologically advanced snowboards, the Company believes creative graphics, such as the use of transparent construction, three-dimensional topsheets and innovative color schemes, play an important part for its snowboards.

         Snowboard bindings connect the snowboard rider to the snowboard and can have a significant affect on the performance of the board. In 1996, the Company introduced a technologically advanced soft boot Interface Step-in SystemTM for snowboarders. The Interface Step-in SystemTM was developed by the Company and Tecnica(R), a leading ski and snowboard boot manufacturer. The Company believes that the Interface Step-in SystemTM includes innovative features which provide entry and exit convenience and incorporates a new soft boot design which offers comfort, mobility and more precise power transmission and edge pressure distribution than was previously available in the industry. The Company continues to make modifications and improvements to the Interface Step-in System(TM). The Interface Step-in SystemTM has a suggested retail price, in the United States, ranging from $298 to $368.

         Soft Goods
         ----------

         The Company designs, distributes and markets apparel for adults and children, gloves and ski and non-ski luggage. The Company's clothing line features quality, functional and versatile performance wear for year-round sports and recreational activities available at a wide range of prices.

         In October 1995, Marker Ltd. was selected by the Salt Lake Olympic Organizing Committee for the 2002 Olympic Winter Games ("SLOC") as a licensee for the sale of winter outerwear, polar fleece, luggage and gloves with the imprint and embroidery of the 2002 Olympic Winter Games. In February 1996, Marker Ltd. was selected as a licensee for sale of T-shirts, sweatshirts, golf shirts and related apparel with the imprint and embroidery of the 2002 Olympic Winter Games. In January 1998, both of these agreements were extended through December 31, 1998.

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

         To foster the recognition of the Marker brand name, the Company also establishes endorsement relationships with national ski teams and racing professionals. These endorsement contracts typically run from one to two years and provide for a base payment to the racer, with additional payments for placing in a competition. Racers using and endorsing Marker bindings have been among the winners in World Cup, World Championship and Olympic competitions. Many of the United States' best-known skiers, including 1998 Olympic Super G Gold medalist Picabo Street, three-time World Cup Champion and Olympic Gold medalist Phil Mahre, World Champions Steve Mahre and Tamara McKinney and Olympic Gold medalist Stein Eriksen, endorse and use Marker bindings.

         Many Olympic, World Cup and professional ski competitions have been won by racers endorsing and using Marker bindings. Skiers endorsing and using Marker bindings dominated the 1998 Winter Olympic Games held in Nagano, Japan in February 1998, winning more medals than any other company: 6 Gold, 4 Silver and 5 Bronze. The 1998 Winter Olympic Gold medalists endorsing and using Marker bindings included Picabo Street of the United States in the Super G, Jonny Moseley of the United States in the Moguls, Eric Bergoust of the United States in Aerials, Katja Seizinger of Germany in the Downhill and the Combined, and Hilde Gerg of Germany in the slalom.

         Skiers endorsing and using Marker bindings also excelled in the season long 1998 FIS World Cup competition. Katja Seizinger is the 1998 Women's Overall World Cup Champion as well as the 1998 World Cup Downhill and Super G Champion. Athletes endorsing and using Marker bindings won more World Cup trophies than those using other bindings on the World Cup. These athletes scored 25 wins, finished second 25 times and finished third 14 times out of 70 World Cup events (37 men, 33 women), more than any other group of athletes endorsing any other binding on the World Cup circuit. The Company believes that winning World Cup, World Championship and Olympic competitions at places like St. Anton, Sestrieres and Nagano increases the Company's visibility in the marketplace. Marker engineers also use these competitions as opportunities to work with the Marker skiers to develop new products and to test and refine prototypes, with the goal of benefiting skiers of all levels.


         For its snowboard products, the Company markets the "Santa Cruz(TM)" and "Marker(TM)" brands through the implementation of product advertising programs with its distribution subsidiaries and its distributors. The Company and certain distributors also sponsor teams of professional riders as part of the Company's marketing and communications strategy. These riders typically enter into endorsement contracts with the Company, with a length of one to two years, providing for a base payment to the rider, with additional payments for placing in a competition. These riders are involved in the testing phase of new or prototype products and often contribute ideas for future developments. The riders participate in International, World-Cup, Pro Tour and other events to promote "Santa Cruz(TM)" and "Marker(TM)" products. The first ever Olympic Gold Medal in the men's snowboard halfpipe competition at Nagano, Japan was won by Gian Simmen on a "Santa Cruz(TM)" snowboard manufactured by Marker in Salt Lake City. Bertrand Denervaud, who rides "Santa Cruz(TM)" snowboards and is the five-time overall World Pro Tour winner, endorses the Company's products.

Sales

         Approximately 60% of the Company's total ski binding orders for each fiscal year are obtained through its "Pre-Season Sales Program," which runs from February 1st through September 15th. In clothing, luggage and gloves, approximately 75% of the total orders for a fiscal year are obtained during this period. The volume of orders is affected by the volume of the retailers' prior season's sales and inventory levels. Marker bindings ordered under the Pre-Season Sales Program are shipped to retailers from July through November and are recorded by the Company as sales on the date of shipment. This results in the recording of the majority of the Company's annual sales during its second and third fiscal quarters. Although certain of Marker's customers have contributed significantly to the Company's sales, no customer represented more than 10% of its sales in any of the last three years.

         Approximately 35% of the Company's total ski binding orders for each fiscal year are obtained through its "Reorder Program," which includes products ordered after September 15th and shipped before March 31st of each year. Bindings sold under the Reorder Program usually include models in the Company's existing inventory and products which will be discontinued in the upcoming season. The success of the Reorder Program primarily affects the Company's third and fourth fiscal quarter results.

         Approximately 5% of the Company's total ski binding orders for a fiscal year are obtained through its Shop and Pro Programs, which offer reduced pricing on the Company's products to retail ski shop employees, ski instructors and other professionals in the industry. The Company believes that recommendations from sales persons and professional skiers can be an important factor in influencing consumer decisions to purchase a particular binding brand.


         Sales of the Company's snowboard products have historically occurred during the pre-season period. As the snowboard market matures and the Company begins its own distribution in certain major markets, the Company believes that the sales of snowboard products will begin to approximate the timing of ski binding sales.

Product Development and Intellectual Property

         In order to maintain its leadership position and to continue to offer technologically advanced ski bindings, snowboards and Interface Step-in SystemTM bindings, the Company continues to devote resources to improving and developing its current products and those it will use in the future. The Company's research, development and design of both ski and snowboard bindings is managed by the Company's Research and Development Department (the "R&D Department") at the Company's plant in Eschenlohe, Germany. The Company has developed substantially all of the Company's proprietary technology used in manufacturing Marker ski bindings and has acted in partnership with others in the development of the Interface Step-in SystemTM binding. During fiscal years 1998, 1997 and 1996, the Company's research and development expenses were approximately $4.0 million, $3.1 million, and $2.8 million, respectively.

         Product development is a result of the integrated efforts of the Company's R&D, Manufacturing and Sales departments, all of which work together to generate new ideas to be incorporated into its products. The Company also regularly receives suggestions from ski racers and snowboard riders who use the Company's products. After the Company decides to use a new component in a product, the R&D Department, with the assistance of machine shop personnel, integrates the mechanical process and refines the product design and mechanism of the developing product. Simultaneously with the development of the internal mechanisms of its products, the Company usually engages an outside firm to assist in the determination of colors and the integration of shape with the new technology.

         The Company has a state-of-the-art laboratory used for testing products in the development stage as well as products currently on the market. Additionally, the laboratory technicians regularly test products produced by the Company's competitors.

         The R&D Department continually develops new components for which the Company may obtain patents. The Company typically files its patent applications in the name of Marker International or the appropriate subsidiary. Patent applications have been filed in the United States, Germany, Japan and, in certain cases, the countries in which the Company's competitors manufacture ski bindings or snowboard products. The Company has filed more than 40 patent applications over the past three years and currently has over 130 families of patents and patent applications covering its technology filed in numerous countries around the world, of which over 35 are devoted to technology currently in use by the Company.


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

         The Company devotes resources to establishing and maintaining strong relationships with retailers and shop personnel through sales clinics, technical training and certification, and discounted prices to shop personnel. The Company believes that its strong relationships with retailers and shop personnel gives the Company's ski products advantageous shelf space in certain retail outlets and recommendations from shop personnel.

         Ski bindings
         ------------

         The Company's primary competitors are Salomon, Tyrolia, Rossignol and ESS. Certain of the Company's competitors offer other ski equipment in addition to ski bindings. Based upon market surveys of the alpine ski binding market in the United States (computed in dollars), the Company estimates that its share of the alpine ski binding market was more than 45% for the 1997/98 ski season. Foreign market surveys available to the Company indicate that its alpine ski binding market share for such period was more than 40% in Germany and more than 20% in Japan.

         Due to existing technological and manufacturing barriers, as well as the difficulty of overcoming lack of brand recognition and quality concerns, the Company does not anticipate the entry of significant new competitors into the ski binding market.

         Snowboards, Interface System, Bindings and Boots
         ------------------------------------------------

         The snowboard industry has continued to grow over the past several years. Growth attracts entrepreneurs who bring energy and creativity to the industry. The snowboard industry appears to have reached its natural growth limits, with supply exceeding demand. The excess supply has resulted in a consolidation of snowboard brands and resulted in excess inventory at both the production and retail levels.

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

Working Capital

         Historically, the Company satisfies its working capital needs from credit facilities obtained from banks as addressed in Management's Discussion and Analysis, set forth in Item 7, below.

Employees and Labor Relations

         None of the Company's approximately 700 full-time and part-time worldwide employees are unionized. In Germany, where more than 450 individuals are employed by the Company, the employees are represented by a worker's council. As required by German law, one of the council members is paid by the Company to represent the interests of the workers. The Company believes that its relations with its employees are good.

         The Company was incorporated in 1981 under the laws of the State of Utah. The Company's principal executive offices are located at 1070 West 2300 South, Salt Lake City, Utah 84119 and its telephone number is (801) 972-2100.

Regulations

         Federal, state and local environmental regulations have not had, and are not expected to have, any material adverse effect upon the expenditures, earnings or competitive position of the Company.

Foreign and Domestic Operations and Exports

         Information regarding the Company's operations and assets by geographic region for the fiscal years ended March 31, 1998, 1997 and 1996 appears in Note 11 of the Notes to Consolidated Financial Statements contained herein.

Item 2.  Properties

         The Company owns its 57,000 square foot combined headquarters and western United States distribution facility located in Salt Lake City, Utah, which was completed in fiscal 1995. The Company's headquarters and distribution facility is suited to the Company's business and is presently being utilized at approximately 70% of its productive capacity. The Company also leases an 8,600 square foot warehouse in Manchester, New Hampshire for use as its eastern United States distribution hub. The Company believes that the additional warehouse space is adequate to meet the needs of the Company's eastern customers.

         The Company leases a 124,146 square foot office, research and development and manufacturing facility in Germany. Nearly all of the Company's binding products are manufactured at this facility which houses technologically advanced production and quality assurance machinery. The Company believes that the facility is well suited to meet the manufacturing needs of the Company and is presently utilized at approximately 65% of total capacity. The lease for the manufacturing facility expires in 2012.

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

         The Company owns a 56,608 square foot snowboard manufacturing facility located on approximately five acres of land which are owned by the Company and are adjacent to the Company's headquarters in Salt Lake City.

         DNR leases a 2,580 square foot property in Zurich, Switzerland where its headquarters are located, and a 1,507 square foot property also in Zurich, where its marketing and sales force is located. The lease for the 2,580 square foot headquarters property expires in March 2001. The lease for the 1,507 square foot sales and marketing facility will expire September 30, 1998 and will not be renewed. All operating activities for DNR Sportsystem will be housed in the 2,580 square foot facility subsequent to September 1998.

         During fiscal year 1998, the Company began leasing a 4,700 square foot facility in St-Laurent, Quebec to house sales and administration staff for Marker Canada. Warehouse space in Canada is leased as needed from a public warehouse.

Item 3.  Legal Proceedings

         On March 18, 1998, Thomas P. Sims ("Sims") and the Company agreed to end their then on-going arbitration proceedings and to release all claims and counterclaims against each other with no monetary exchange. The settlement ended all disputes between Sims, Sims Sports, Inc., Marker International, and related parties which began in September, 1996. The disputes related to a license agreement between Sims and DNR for the production and distribution of snowboards and related products bearing the Sims trademark.

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

         In September 1995, the Company, along with other significant companies in its business, received a letter from the Department of Justice (the "DOJ") explaining that the pricing practices of the various companies in the ski industry were being reviewed. Although to date the Company has not received additional correspondence from the DOJ, there can be no assurance that the DOJ will not pursue these matters further.


Item 4.  Submission of Matters to Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered in this report.

                                     PART II
                                     -------

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The following table sets forth high and low prices for the common stock as quoted on NASDAQ National Market under the symbol "MRKR" during the periods indicated.

                 Quarter Ended                          High             Low
                 -------------                          ----             ---
           1996
           ----
              March 31                                 12.38            7.13
              June 30                                   8.88            7.00
              September 30                              9.75            5.75
              December 31                               9.50            5.38
           1997
           ----
              March 31                                  5.75            4.13
              June 30                                   4.88            2.75
              September 30                              7.25            3.13
              December 31                               5.63            3.41
            1998
            ----
              March 31                                  4.50            3.13
              June 30                                   3.69            1.63

         Since over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

         Based upon information available from the Company's registrar and transfer agent, the Company estimates that at June 30, 1998 there were approximately 1,800 holders of record of the Company's common stock.

Dividend Policy

         No dividends have been declared on the Company's common stock since 1984 and the Company does not anticipate paying any dividends in the foreseeable future. It is the present intention of the Board of Directors to retain all earnings for working capital purposes.

Item 6.  Selected Consolidated Financial Data

         The following consolidated financial information is provided for the last five fiscal years. The information is qualified in its entirety by, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto included herein (in thousands, except per share data and notes).

                                            Consolidated Income Statement Data for Fiscal Year Ended March 31,
                                            ------------------------------------------------------------------
                                                1998            1997            1996             1995              1994
                                                ----            ----            ----             ----              ----
Net sales                                    $  94,271       $ 126,403       $  87,911        $  83,962         $  82,637
Cost of sales                                   63,917          80,531          52,608           48,878            49,572
                                             ---------       ---------       ---------        ---------         ---------
Gross profit                                    30,354          45,872          35,303           35,084            33,065
                                             ---------       ---------       ---------        ---------         ---------
Operating expenses:
   Selling                                      15,315          15,553          14,592           13,049            13,029
   General and administrative                   11,447          12,840          10,559            9,314             9,316
   Research and development                      3,951           3,141           2,762            2,349             2,158
   Warehouse and shipping                        2,255           1,827           1,566            1,455             1,343
   Amortization of goodwill and
     intangibles                                   735             621             -                -                -
   Loss from write down of goodwill and
     intangibles                                 8,000              -              -                -                -
                                             ---------       ---------       ---------        ---------         ---------
     Total operating expenses                   41,703          33,982          29,479           26,167            25,846
                                             ---------       ---------       ---------        ---------         ---------
Operating (loss) income                        (11,349)         11,890           5,824            8,917             7,219
                                             ---------       ---------       ---------        ---------         ---------
Other income (expense):
   Interest expense                             (5,794)         (5,104)         (5,193)          (4,999)           (4,316)
   Investment in unconsolidated
     subsidiary                                     -             (281)          1,595               -                 -
   Other, net                                      152            1,274          2,072            1,584               826
                                             ---------       ---------       ---------        ---------         ---------
     Total other income (expense)               (5,642)         (4,111)         (1,526)          (3,415)           (3,490)
                                             ---------       ---------       ---------        ---------         ---------
(Loss) income before income taxes,
     minority interest and cumulative
     effect of accounting change               (16,991)          7,779           4,298            5,502             3,729
Provision for income taxes                        (522)         (1,656)           (609)          (1,395)             (510)
Minority interest                                  184          (1,521)             -                -                 -
                                             ---------       ---------       ---------        ---------         ---------
(Loss) income before cumulative effect
     of accounting change                      (17,329)          4,602           3,689            4,107             3,219
Cumulative effect of accounting change,
     net of tax                                     -               -             (266)              -                 -
                                             ---------       ---------       ---------        ---------         ---------
Net (loss) income                            $ (17,329)      $   4,602       $   3,423        $   4,107         $   3,219
                                             =========       =========       =========        =========         =========
Net (loss) income applicable to common
     shares                                  $ (17,329)      $   4,602       $   3,423        $   3,653 (1)     $   1,803 (1)
                                             =========       =========       =========        =========         =========
Net (loss) income per common share:
        Basic                                $   (1.56)      $    0.45       $    0.41 (2)    $    0.50         $    0.31
                                             =========       =========       =========        =========         =========
        Diluted                              $   (1.56)      $    0.45       $    0.40 (2)    $    0.50         $    0.31
                                             =========       =========       =========        =========         =========

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

 (2) For the fiscal year ended March 31, 1996, the cumulative effect of accounting change (CEC) decreased net income per common share $0.03 per share. This resulted in diluted net income per common share before CEC of $
     0.43 and after CEC of $ 0.40.


                                                 Consolidated Balance Sheet Data at March 31,
                                        ---------------------------------------------------------------
                                    1998           1997           1996           1995           1994
                                 ---------      ---------      ---------      ---------       --------

Current assets                   $ 77,614       $ 78,271       $ 64,592       $ 66,856       $ 45,093
Total assets                      105,120        117,140         87,265         82,998         56,540
Current liabilities                70,868         57,146         51,045         44,930         36,922
Long-term debt, net of
   current maturities              14,898         16,487          5,452          6,244          3,324
Series A Bonds, net of
   current maturities               5,500         10,000         10,000         13,500           --
Minority Interest                   1,447          1,810           --             --
Redeemable preferred stock           --             --             --             --           19,000
Total shareholders'
   equity (deficit)                12,407         31,697         20,768         18,324         (2,706)


Item 7.  Management's Discussion and Analysis of Consolidated Financial
           Condition and Results of Operations

Overview

         Marker International is a leading designer, developer, manufacturer and marketer of alpine ski bindings in the United States and throughout the world. The Company is a holding company which operates through its subsidiaries, Marker Germany, Marker USA, Marker Japan, Marker Austria and Marker Canada. Substantially all of the Company's ski bindings are manufactured by Marker Germany, which also distributes bindings in Germany, to subsidiaries of the Company and to independent distributors in countries where the Company does not have a distribution subsidiary. Marker USA and Marker Japan each has its own sales force and marketing departments for sales and marketing of bindings and related parts directly to retailers in the United States and to both retailers and wholesalers in Japan, respectively. In January 1998, Marker Canada began its own distribution of Marker ski bindings and snowboard equipment along with other brand name sporting equipment, including, Tecnica ski boots, in-line skates, trekking boots and Volkl skis and tennis equipment Marker Austria distributes the Company's ski bindings into Austria through an independent sales force.

         Marker Ltd., also a subsidiary of the Company, designs, distributes and sells to retailers the Company's clothing, gloves and luggage products for skiing and other recreational activities. The principal markets for the Company's products are North America, Europe and Asia.

         In addition, the Company, is a designer, developer, manufacturer and marketer of snowboards, Interface Step-in SystemsTM, traditional snowboard bindings and snowboard boots. The Company operates its snowboard business through its 80% owned subsidiary, DNR , and its wholly-owned subsidiaries, DNR USA, DNR North America and DNR Japan. DNR designs, develops and distributes snowboards and related products. Currently, DNR USA manufactures snowboards for distribution under the Santa CruzTM and MarkerTM brand names. Subsequent to year-end the Board of Directors authorized the disposal of the Company's snowboard manufacturing operations if such disposal were subsequently determined by senior management to be in the best interests of the Company. DNR North
America and DNR Japan, through their own sales force, market snowboards, Interface Step-in SystemsTM, snowboard bindings and boots directly to retailers in the United States and Japan, respectively.

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

         From fiscal 1995 to fiscal 1996, fiscal 1996 to fiscal 1997, and fiscal 1997 to fiscal 1998, based upon forward foreign exchange contracts entered into by the Company, the United States dollar ("Dollar") decreased in value 12.3%, increased in value 2.1% and increased in value 2.7%, respectively, against the Mark. During the same periods, based upon forward foreign exchange contracts entered into by the Company, the Japanese yen ("Yen") increased by 1.9%, increased by 2.7% and decreased by 15.6%, respectively, against the Mark. Assuming that foreign exchange rates between the Dollar and the Mark, and between the Yen and the Mark, had remained constant from fiscal 1995 to fiscal 1996, fiscal 1996 to fiscal 1997, and fiscal 1997 to fiscal 1998, the Company's cost of sales would have decreased by approximately $2.4 million, increased by approximately $0.7 million, and decreased by approximately $0.7 million, respectively. The total deferred loss on forward foreign exchange contracts which were accounted for as hedges of firm commitments was approximately $1.1 million at March 31, 1998.

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

         The Company's business is seasonal in nature and results of operations vary from quarter to quarter. Orders for the Company's products from retailers are highest during the Company's first fiscal quarter, which ends June 30. The Company ships its products to fill those orders, and records a significant portion of its annual sales, during its second and third fiscal quarters. The Company then collects a substantial portion of its receivables during its third and fourth fiscal quarters. In accordance with industry practice, a substantial portion of the Company's accounts receivable remains outstanding for five to six months and a small percentage remains outstanding for up to eight months. These factors result in variations in the Company's results of operations and cash flows.

Results of Operations

Fiscal 1998 Compared to Fiscal 1997

         The Company's net sales decreased 25.4% in fiscal 1998 to $94.3 million, compared to $126.4 million in fiscal 1997. The decrease in net sales related primarily to the Company's snowboard business. The Company was enjoined from the distribution of Sims branded products in fiscal 1998 which accounted for more than $29.0 million in sales in fiscal 1997. As a result of the settlement reached with Sims Sports, Inc. (see Legal Matters), the Company no longer distributes Sims branded snowboards. In addition, the Company believes the snowboard industry experienced a significant oversupply problem which began in late fiscal 1997 and continued throughout fiscal 1998. This oversupply contributed to the lower sales of the Company's snowboard products. The Company is currently evaluating its snowboard operations worldwide. The Company's ski binding sales in fiscal 1998 were relatively level with fiscal 1997, while softgood sales increased by approximately $3.5 million in fiscal 1998, compared to fiscal 1997.

         Gross profit for fiscal 1998 decreased to $30.4 million, and decreased as a percentage of sales to 32.2%, compared to $45.9 million, or 36.3% of sales, for fiscal 1997. The reduction in gross profit percentage was related primarily to the Company's snowboard operations. In fiscal 1998, the Company had its first full year of production at its newly completed snowboard manufacturing facility in Salt Lake City. Lower demand for snowboards in fiscal 1998 resulted in under-utilization of the manufacturing facility which caused the manufacturing facility to operate at a negative gross margin. This negative gross margin contributed to approximately 2% of the gross profit percentage decrease in fiscal 1998. The lower demand for snowboard products also resulted in lower sales prices which lowered the overall gross margin.

         Operating expenses increased to $41.7 million for fiscal 1998, compared to $34.0 million for fiscal 1997. The primary cause for the increase in operating expenses was $8.0 million non-cash charge for the write-down of goodwill and intangibles related to the DNR operations which were acquired in two parts during fiscal 1996 and 1997. The write-down related to the termination of the Sims license. Excluding the non-cash write-down, operating expenses decreased by $0.3 million. As a percentage of net sales, operating expenses increased from 26.9% in fiscal 1997 to 44.2% in fiscal 1998. The increase is a result of lower net sales and higher operating expenses, including the write-down of goodwill, during fiscal 1998 as compared to fiscal 1997.

         Interest expense increased approximately $0.7 million to $5.8 million for fiscal 1998, compared to $5.1 million for fiscal 1997. The increase is the result of higher average outstanding balances on the Company's existing line of credit arrangements and higher weighted average interest rates on the credit lines for fiscal 1998 as compared to fiscal 1997.

         Other income items decreased to $0.2 million in fiscal 1998, compared to $1.0 million in fiscal 1997. The decrease is attributable in part to forward foreign exchange contracts held by the Company at March 31, 1998, which were not accounted for as hedging transactions. As a result, the Company adjusted the contracts to market value and recorded a loss of approximately $1.3 million, which has been recorded in other expense.

         The provision for income taxes decreased from $1.7 million in fiscal 1997 to approximately $0.5 million in fiscal 1998. The decrease in the provision for income taxes was attributable to lower pre-tax income.

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

         During fiscal 1997, Sims terminated a license agreement (the "Sims License") between DNR and Sims. The Sims License required that DNR pay Sims certain royalties as a percentage of DNR's gross sales arising from products sold under the Sims brand and that the Sims products comprise at least 60% of DNR's total sales.

         Gross profit for fiscal 1997 increased to $45.9 million, but decreased as a percentage of sales to 36.3%, compared to $35.3 million, or 40.2% of sales, for fiscal 1996. The increase in gross profit was attributable to the consolidation of DNR's operating results. The decrease in gross profit as apercentage of sales was primarily a result of lower gross margins recognized by DNR, compared to the consolidated margin percentage of the Company's other subsidiaries. Historically, DNR has recognized gross margin only on sales of its products to distributors at the wholesale level, unlike the Company's other subsidiaries, which have recognized gross margin from sales of their products at the production, wholesale and distribution levels.

         Operating expenses increased to $34.0 million for fiscal 1997, compared to $29.5 million for fiscal 1996. The overall increase in operating expenses was primarily a result of the consolidation of DNR's operating expenses of approximately $5.0 million with those of the Company. Operating expenses decreased for both Marker Germany and Marker Japan as a result of changes in the foreign exchange rates used to consolidate the operating expenses of those entities, from their functional currency to Dollars. Research and development expenses increased as a result of research and development for the new Logic 1TM series alpine ski binding and the consolidation of DNR's research and development expenses during fiscal 1997, compared to fiscal 1996.

         Interest expense decreased to approximately $5.1 million for fiscal 1997, compared to $5.2 million for fiscal 1996. The primary reasons for the decrease in interest expense were a lower outstanding balance of Series A Bonds, lower interest rates on various other borrowings and the effect of the foreign exchange rates used for consolidation. The decrease was offset in part by a corresponding increase in interest expense as a result of higher borrowings related to the purchase of DNR.

         Other income items decreased to $1.0 million in fiscal 1997, compared to $3.7 million in fiscal 1996. The decrease was attributable to recognition of the Company's equity share of an unconsolidated subsidiary's net income, which totaled approximately $1.6 million for fiscal 1996, but which was a net loss of $0.3 million for fiscal 1997. In addition, during fiscal 1997 and fiscal 1996, the Company purchased and sold foreign exchange options and forward foreign exchange contracts, which were not accounted for as hedges and resulted in the Company recording net gains of approximately $0.8 million and $1.0 million, respectively.

         The provision for income taxes increased from approximately $0.6 million in fiscal 1996 to approximately $1.7 million in fiscal 1997. The provisions for income taxes for the fiscal years ended March 31, 1997 and 1996 were calculated using the estimated consolidated annual effective tax rate which considers the effective tax rates of domestic and foreign tax jurisdictions. The increase in the provision for income taxes was primarily a result of increased pre-tax income for fiscal 1997 compared to fiscal 1996. In addition, in fiscal 1996, the Company's effective tax rate was lower as a result of recognizing deferred tax assets.

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

         Working capital decreased from $21.1 million at March 31, 1997 to $6.7 million, at March 31, 1998. The decrease in working capital is primarily attributable to financing increases in accounts receivable, inventory levels and capital expenditures, and from the Company's net loss.

         During fiscal 1998, the Company spent approximately $7.1 million on capital expenditures which consisted primarily of manufacturing equipment in Germany and furniture and fixtures and automobiles in the U.S.

         At March 31, 1998, the Company's primary sources of liquidity consisted of $4.2 million in cash and cash equivalents and available borrowings under lines of credit. At March 31, 1998, the Company had approximately $80.7 million available borrowings under lines of credit, of which it had borrowed approximately $48.6 million. The Company's borrowings under lines of credit typically reach their maximum during the Company's third fiscal quarter. In fiscal 1998 and 1997, the Company had maximum borrowings outstanding under its lines of credit of approximately $74.2 and $68.3 million, respectively.

         At March 31, 1998, the Company was not in compliance with certain financial covenants under a $25 million line of credit agreement with a U.S. Bank with aggregate outstanding borrowings under such agreement of $24.9 million. As of June 1998, the Company has notified such bank that the Company believes it has insufficient cash to fund its obligations. The Company requested that the bank increase the $25 million credit line (the "U.S. Credit Line") by up to $10 to $12 million. On June 26, 1998 the bank notified the Company that it was unwilling to increase the $25 million credit line and that the Company should seek to cure the non-compliance within 30 days. While the Company and the bank are discussing alternatives to mitigate the Company's financial difficulties, there can be no assurance that satisfactory agreements will be reached between the Company and current or prospective lenders. In the event that the non-compliance is not cured, the bank may exercise its rights to demand payment of all amounts and/or foreclose on the Company's assets which are pledged as collateral under the agreement which could also lead to cross-defaults under the Company's other credit arrangements. In that event, there can be no assurance that the Company will be able to continue as a going concern.

         In May 1998, the Company's Board of Directors retained an independent firm to assist the Company in developing and implementing a restructuring plan, while negotiating a refinancing with its lenders. In addition, on June 23, 1998,the Board of Directors authorized the disposal of the Company's snowboard manufacturing operations if such disposal were subsequently determined by senior management to be in the best interests of the Company. In addition to the manufacturing operations, the Board of Directors is evaluating the Company's overall snowboard business, which may result in changes to the Company's snowboard operations.

         The Company is in the process of evaluating the financial impact of these events which could vary significantly depending on whether the Company decides to totally dispose of its entire snowboard business. At March 31, 1998, the Company had total consolidated assets related to its snowboard operations of approximately $25.2 million, which included approximately $7.9 million of goodwill. In addition, at March 31, 1998, the Company's snowboard manufacturing equipment is under a seven year operating lease with remaining minimum lease payments of $3.0 million. There can be no assurance that future benefits from these asset amounts will be realized in light of the events described above, or that additional liabilities and costs will not arise that are not presently reflected in the March 31, 1998 consolidated financial statements. All of the above could have a material adverse effect on the financial condition of the Company.

         In addition, subsequent to year end, in accordance with the bond agreements, the Series A Bondholder exercised its redemption privilege and called for payment of one Series A-1 bond for $2.0 million, due October 1, 1998 and one Series A-2 bond for $2.5 million, due December 16, 1998 (see Note 3).

                  Although the Company is seeking alternatives which, among other things, include restructuring the Company, obtaining additional financing or entering into a new business alliance, there can be no assurance that the Company will be successful in such endeavors. Accordingly, the Company may not be able to continue as a going concern and, among other things, could be forced to seek protection from its creditors. (see Item 1. Business - Recent Events).

Year 2000 Computer Issue

         Many currently installed computer systems and software are coded to accept only two digit entries in the date code field. Beginning the year 2000, these date code fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates. As a result, within the next two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements.

         The Company has developed plans to modify its computer information systems enabling proper processing of data relating to the year 2000 and beyond. The Company is now in the process of executing its plan and expects all systems to be compliant by end of fiscal 1999. This will allow time for the testing for compliance. The total cost of the project is estimated to be approximately $150,000. While there can be no assurance that Year 2000 matters will be satisfactorily identified and resolved, the Company currently believes that Year 2000 issues will not have a material adverse effect on the Company.

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

         None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         The following table sets forth information with respect to the executive officers and Directors of the Company:

                                                                 Date
                                                             Appointed to
                                                                Present            Other Business Experience
             Name                       Title          Age     Position               During Past Five Years
----------------------------    -------------------    ---   ------------   --------------------------------
Henry E. Tauber (1)             President of            57         1984     Same
                                Marker
                                International

Eiichi Isomura                  Chairman of Marker      61         1981     President of Isomura Sangyo Kaisha Ltd.
                                Japan, Executive Vice                            and President of Isomura
                                President and a                    1990     Seisakusho KK.
                                Director of Marker
                                International

Dr. Wilhelm Fahrngruber         Chairman and            57         1990     Same
                                Managing Director
                                of Marker
                                Germany

Otto H. Harsanyi                Director of Marker      50         1992     Patent Engineer and General Manager of
                                Germany and                                 Group Bernard Tapie, 1986-1992
                                Assistant Secretary
                                of Marker
                                International

Kirk S. Langford                Executive Vice          43         1994     Vice President of Marker USA, 1992-
                                President of                                1994; Director of Sales of Marker USA,
                                Marker USA                                   1990-1992

Daryl P. Santos                 Vice President of       46         1985     Same
                                Marker
                                International

Premek Stepanek                 Managing Director       61         1991     Same
                                of Marker
                                Germany

Brad L. Stewart (2)             Executive Vice          40         1996     Vice President and Chief Financial
                                President,                                  Officer of Marker International
                                Secretary and                               1991-1996
                                Treasurer of
                                Marker
                                International

Kevin Hardy                     Chief Financial         34         1997     Chief Financial Officer Marker USA and
                                Officer of Marker                           Marker Ltd. 1991 - 1997
                                International

Graham S. Anderson              Director                65         1985     Chairman and Chief Executive Officer of
                                                                            Pettit-Morry Co., 1987-1994.  Director
                                                                            of Commerce Bank Corporation, Gray
                                                                            Harbor Paper Company and Acordia
                                                                            Northwest, Inc.  Chairman of the
                                                                            National Association of Insurance
                                                                            Brokers and Alberg Holding Company.

John G. McMillian (3)           Chief Executive         72         1998     Director of Marker International, 1990
                                Officer and                                 - present.  Chairman of the Board,
                                Chairman of the                             President and Chief Executive Officer
                                Board of Marker                             of Allegheny & Western Energy
                                International                               Corporation, 1987-1995; Director of
                                                                            SunBank Miami N.A. (Sun Trust).

Vinton H. Sommerville           Director                61         1990     Chief Executive Officer and Chairman of
                                                                            the Board of Slim Sommerville, Inc.,
                                                                            1988-present.

Lucio Roffi (4)                 Chairman and Chief      53         1996     Chairman and Chief Executive Officer of
                                Executive Officer                           DNR, 1990 - 1997.
                                of DNR and Director
                                of Marker
                                International
---------------------------------

(1) Effective as of June 23, 1998, Mr. Tauber is no longer serving as the Company's Chief Executive Officer and Chairman of its Board of Directors. Mr. Tauber continues to serve as the Company's President. See Note 3 below.

(2) Effective as of June 23, 1998, Mr. Stewart is no longer serving as the Company's Chief Operating Officer. Mr. Stewart continues to serve as the Company's Executive Vice President, Secretary and Treasurer.

         Effective as of June 23, 1998, Robert Sind has been temporarily acting as Chief Operating Officer of the Company. Mr. Sind is president and chief executive officer of Recovery Management Corporation, a Delaware corporation ("RMC"), positions he has held for more than five years. Mr. Sind also serves as a director of each of Leslie Fay Company, Inc. and Kasper A.S.L. Ltd. RMC was engaged by the Company in May 1998 pursuant to a four-month consulting contract (the "RMC Contract") to assist the Company in developing and implementing a restructuring plan for the Company, while negotiating a refinancing with its lenders. Pursuant to the RMC Contract, RMC receives a consulting fee of $50,000 per month from the Company, payable at the beginning of each month, as well as reimbursement of certain out-of-pocket expenses, for which the Company advances $20,000 to RMC on a continuing basis. In addition, Mr. Sind may be entitled to a success fee as well as shares of the Company's stock, the latter of which is currently being discussed by the Company's Board of Directors. Mr. Sind has notified the Company that he will continue to serve as Chief Operating Officer until the earlier of (i) the expiration of the RMC Contract in September 1998,
         (ii) the Company's inability to continue as a going concern or (iii) such other date as may be determined by the Company or Mr. Sind. See

         "Item 1. Business - Recent Events" and "Item 7. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Liquidity and Capital Resources."

(3) Effective as of June 23, 1998, Mr. McMillian has been temporarily acting as the Company's Chief Executive Officer and Chairman of its Board of Directors. Mr. McMillian continues to receive an annual fee of $20,000 for serving on the Company's Board of Directors and reimbursement of expenses for each Board or committee meeting attended. Mr. McMillian may receive additional compensation in his capacities as Chief Executive Officer and Chairman of the Board. Mr. McMillian has notified the Company that he will serve in such capacities until the earlier of (i) the Company's inability to continue as a going concern or (ii) such other date as may be determined by the Company or Mr. McMillian. See "Item 1. Business Recent Events" and "Item 7. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Liquidity and Capital Resources."

(4) Resigned as Chief Executive Officer of DNR and Director of Marker International in fiscal 1998.

         Each executive officer is appointed by the Board of Directors and serves at its pleasure. Each member of the Board of Directors, who is not an officer or consultant of the Company, receives an annual fee of $20,000 for serving on the Board of Directors and reimbursement of expenses for each Board or committee meeting attended. Directors of the Company are eligible to participate in the Company's 1994 Non-Qualified and Incentive Stock Option Plan (the "Stock Option Plan"). On April 15, 1997 Graham S. Anderson, John G. McMillian and Vinton H. Sommerville were each granted 5,000 stock options at market value.

Item 11.  Executive Compensation

         The following table sets forth the compensation paid or accrued by the Company to or on behalf of its Chief Executive Officer and each of its other four most highly compensated executive officers who earned over $100,000 in fiscal years 1998, 1997 and 1996 (collectively, the "Named Executive Officers") for services rendered during the fiscal years ended March 31, 1998, 1997 and 1996, respectively.

                                            SUMMARY COMPENSATION TABLE
                                                                                     Long-Term
                                                   Annual Compensation              Compensation
                                                                  Other Annual         Awards
     Name and Principal         Fiscal    Salary       Bonus      Compensation        Options        All Other (4)
           Position              Year         $         $                $                 #         Compensation
---------------------------    -------   ---------  --------     ---------------- ---------------    ------------

Henry E. Tauber                   1998     287,500         -            (3)                  -              2,500
   President and Chief            1997     300,000    25,000            (3)                  -                500
   Executive Officer of           1996     300,000    75,000            (3)                  -              1,000
   Marker International

Eiichi Isomura                    1998     190,226         -            (3)                  -                  -
   Chairman Marker Japan and      1997     133,083         -            (3)                  -                  -
   Vice President of Marker       1996     170,677         -            (3)                  -                  -
   International (1)

Dr. Wilhelm Fahrngruber           1998     186,681         -            (3)                  -                  -
   Chairman and Managing          1997     186,681         -            (3)                  -                  -
   Director of Marker             1996     186,681         -            (3)             10,000                  -
   Germany (1)

Lucio Roffi (2)                   1998     324,357   125,000            (3)                  -                  -
   Chairman and Chief             1997     254,808   331,474            (3)                  -                  -
   Executive Officer of DNR       1996           -         -             -                   -                  -
   (1)

Kirk S. Langford                  1998     143,750    35,000            (3)                  -              3,375
   Executive Vice President       1997     121,250    50,000            (3)             20,000              3,425
   Marker USA                     1996     110,000    25,000            (3)             20,000              2,700

Daryl P. Santos                   1998     143,750    35,000            (3)                  -              3,350
   Vice President Marker          1997     117,500    35,000            (3)             20,000              2,550
   International                  1996     110,000    20,000             -              20,000              2,600

----------
(1) The Company pays salaries to its employees in the applicable local currency. The above salaries are translated into US Dollars based on exchange rates of US $1 for DM 1.8484, US $1 for Yen 133, and US $1 for SFr 1.52 with respect to the employees employed by Marker Germany, Marker Japan and DNR Sportsystem, respectively.

(2) During 1998, Lucio Roffi resigned as CEO of DNR Sportsystem and is no longer employed by the Company.

(Footnotes continued from previous page relating to Summary Compensation Table)

(3) The amount of perquisites and other personal benefits received by the indicated officer did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus for the year.

(4) Amounts indicated pertain to Company contributions to the Company's 401(k) retirement plan.


         The Company has entered into employment agreements with Premek Stepanek, Managing Director of Marker Germany, Dr. Wilhelm Fahrngruber, Chairman and Managing Director of Marker Germany and Otto H. Harsanyi, Director of Marker Germany. Mr. Stepanek, Dr. Fahrngruber and Mr. Harsanyi receive base salaries of $124,432, $186,681 and $94,676, respectively (based on an exchange of the German Mark to the US Dollar of US $1 to DM 1.8484). Mr. Harsanyi's contract expires in 1998, Dr. Fahrngruber's contract expires in 2000, and Mr. Stepanek's contract expires in 2002.

         The Board of Directors has a standing Compensation Committee consisting of Messrs. John G. McMillian and Graham S. Anderson. The Compensation Committee met four times during the fiscal year ended March 31, 1998. The Compensation Committee's responsibilities are: (a) to determine and approve compensation arrangements for executive officers of the Company and to review and oversee any stock option, stock award plan and employee benefit plan or arrangement established by the Board of Directors for the benefit of the executive officers of the Company; and (b) to review and recommend director and officer nominees for election by the Company's shareholders or the Board of Directors, as the case may be. The Compensation Committee does not have a procedure for considering nominees to the Board of Directors who have been recommended by the shareholders.

Stock Option Grants in Last Fiscal Year

         During the fiscal year ended March 31, 1998, the following stock options grants were made to the named Directors and Executive Officers of the
Company:

                                                                                                      Potential
                                                                                                     Realizable
                                        Number of                                                 Value at Assumed
                                        Securities                                                  Annual Stock
                                        Underlying     % of Total                                Price Appreciation
                                         Options       Granted in     Exercise      Expiration   for Option Term (b)
 Name                                    Granted       Fiscal 1998    Price(a)         Date         5%         10%
-----                                    -------       -----------    --------         ----         --         ---
Graham S. Anderson                        5,000          22.2%          $4.13       April 2007   $12,950    $32,850
John G. McMillian                         5,000          22.2%          $4.13       April 2007   $12,950    $32,850
Vinton H. Sommerville                     5,000          22.2%          $4.13       April 2007   $12,950    $32,850

(a) The exercise price was fixed at the date of the grant and represented the fair market value per share of Common Stock on such date.

(Footnotes continued from previous page relating to Stock Option Grant Table)

(b) In accordance with the rules of the Securities and Exchange Commission (the "Commission"), the amounts shown on this table represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date and do not reflect the Company's estimates or projections of future prices of the Common Stock. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of the Common Stock, the option holder's continued employment through the option period, and the date on which the options are exercised.

         There were no stock option grants made by the Company to any of the Named Executive Officers listed in the Summary Compensation Table.

Aggregated Stock Option Exercises in the Last Fiscal Year and Fiscal Year-End Values

         During the fiscal year ended March 31, 1998, none of the Named Executive Officers exercised stock options to acquire shares of the Company's Common Stock. The following table sets forth information with respect to the aggregate number and value of unexercised options held by the Named Executive Officers at March 31, 1998. In addition, none of the stock options held by the Named Executive Officers at March 31, 1998 had a fair market value in excess of the exercise price or base price.

                                                                                             Value of Unexercised
                                                              Number of Unexercised              In-the-Money
                                                           Options at March 31, 1998     Options at March 31, 1998
                                                          ----------------------------------------------------------

                               Shares
                              Acquired       Value
                             on Execise     Realized      Exercisable     Unexerciable    Exercisable     Unexercisable
                             ----------     --------      -----------     ------------    -----------     -------------
Henry E. Tauber                  -              -                 -                -         $  -          $     -

Eiichi Isomura                   -              -                 -                -            -                -

Dr. Wilhelm Fahrngruber          -              -            37,500           12,500            -                -

Kirk S. Langford                 -              -            57,500           32,500            -                -

Daryl P. Santos                  -              -            57,500           32,500            -                -


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of May 29, 1998 by (i) each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, (ii) each of the Company's Directors, (iii) each of the Named Executive Officers and (iv) all directors and executive officers as a group.

Name and Address of                               Number of        Percentage of
              Beneficial Owner                     Shares (1)         Class (2)
------------------------------------------      --------------    -------------
Neuberger & Berman, LLC
605 Third Avenue
New York, NY 10158                                   686,000          6.2%

Dimensional Fund Advisors Inc.
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401                               610,800          5.5%

      Directors and Executive Officers
      --------------------------------
Henry E. Tauber                                    4,326,055         38.9%
Graham S. Anderson                                   105,286            *
Eiichi Isomura                                       142,857          1.3%
John G. McMillian                                    179,640          1.6%
Vinton H. Sommerville                                 84,336            *
Dr. Wilhelm Fahrngruber                               27,700            *
Kirk S. Langford                                      64,000            *
Daryl P. Santos                                       63,323            *
Brad Stewart                                          72,822            *
Kevin Hardy                                           16,250            *
Otto H. Harsanyi                                       3,750            *
Premek Stepanek                                       37,500            *
All directors and officers as a group (10)         5,134,269         45.0%
------------------------------------------
* Denotes less than 1% of outstanding shares

(1) Shares shown include common shares which could be acquired within 60 days of June 30, 1998 by the exercise of outstanding stock options.

(2) For the purpose of computing the percentage of Common Stock owned by each person or group listed in this table, shares which are subject to options or warrants exercisable within 60 days after June 30, 1998 have been deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by any other person or group.


Item 13.  Certain Relationships and Related Transactions

         All of the Company's outstanding Series A Bonds are held by Isomura Sangyo Kaisha Ltd., a Japanese corporation ("Isomura Sangyo" or the "Bondholder"), controlled by Eiichi Isomura, a director of the Company, and his family. The Series A Bonds are subject to redemption upon not less than 30 days prior notice, in whole or in part, at the option of the Company.

         The Series A-1 Bonds had an original aggregate face value amount of $8.0 million and bear interest, payable semi-annually on September 30 and March 31, at the effective borrowing rate for the Bondholder (the "Japanese Bank Rate") of approximately 7.97% and 6.79% for the fiscal years ending March 31, 1998 and 1997, respectively. During the fiscal years ended March 31, 1998 and 1997, $0 and $1.0 million of the Series A-1 Bonds were redeemed, respectively. The Bondholder, upon six months' prior written notice, may elect to have the Company redeem a portion of the bonds according to the following schedule:

                                  Redemption                Face Amount
    Notice On or After            On or After              to be Redeemed
    ------------------            -----------              --------------
     April 1, 1998              October 1, 1998              $2,000,000
     April 1, 1999              October 1, 1999              $2,000,000

         The redemption price of the Series A-1 Bonds equals the face amount of the portion of such bonds redeemed plus accrued but unpaid interest thereon.

         The Series A-2 Bonds have an original aggregate face value amount of $10.0 million and bear interest, payable semi-annually on September 30 and March 31, at the Japanese Bank Rate plus three percent of the face value of the bonds outstanding. The effective rate on Series A-2 Bonds at March 31, 1998 and 1997 was 10.97% and 9.79%, respectively. During the fiscal years ended March 31, 1998 and 1997, the Bondholder redeemed $0 and $2.5 million of Series A-2 Bonds, respectively. Upon six months' prior written notice, the Bondholder may elect to have the Company redeem a portion of the Series A-2 Bonds, according to the following schedule:

                                    Redemption                  Face Amount
     Notice On or After             On or After                to be Redeemed
     ------------------             -----------                --------------
      June 16, 1998               December 16, 1998              $2,500,000
      June 16, 1999               December 16, 1999              $2,500,000

         The redemption price of the Series A-2 Bonds equals the face amount of the portion of such bonds redeemed plus accrued, but unpaid interest thereon.

         The Series A-3 Bond has an aggregate face value amount of $1.0 million and bears interest, payable semi-annually on September 30 and March 31, at the Japanese Bank Rate plus three percent of the face value of the bond outstanding. The effective rate on Series A-3 bonds at March 31, 1998 and 1997 was 10.97% and 9.79%, respectively. The Bondholder of the Series A-3 Bond may redeem the bond by providing six months' prior written notice on or after June 16, 1999 for redemption on or after December 16, 1999.

         During fiscal years 1998, 1997 and 1996, Marker Japan purchased ski bindings and services totaling approximately $92,000, $93,000, and $13,000, respectively, from Isomura Seisakusho KK ("Isomura Seisakusho"), a company of which Mr. Isomura is the president, director, and owner of more than ten percent of the outstanding stock. At March 31, 1998, 1997 and 1996, the net account receivable from Isomura Seisakusho was approximately $0.4 million, $0.4 million, and $0.5 million, respectively.

         At March 31, 1998, the Company had outstanding notes in an aggregate amount equal to approximately US $3.7 million payable to Japanese banks. Of these amounts, approximately $2.1 million was secured by assets of Mr. Isomura, a shareholder and director of the Company.

         Marker Japan leases office space in Tokyo, Japan and receives distribution services from Isomura Sangyo. In connection therewith, for the fiscal years 1998, 1997 and 1996, Marker Japan made payments to Isomura Sangyo totaling approximately $280,000, $287,000, and $428,000, respectively.

         The Company purchased insurance through an insurance broker, Acordia Northwest Inc., of which Graham S. Anderson, a director of the Company, is also a director. The Company incurred approximately $748,000, $851,000, and $746,000 of premiums for such insurance during fiscal 1998, 1997 and 1996, respectively.

         DNR purchased snowboards from an affiliated entity, of which Gregor Furrer & Partner Holding AG, a minority shareholder of DNR, is a partner. Snowboards purchased from the related party totaled approximately $5,935,000 and $21,453,000 during 1998 and 1997 respectively.

         Effective as of June 23, 1998, Robert Sind has been temporarily acting as Chief Operating Officer of the Company. Mr. Sind is president and chief executive officer of RMC. RMC was engaged by the Company in May 1998 pursuant to a four-month consulting contract to assist the Company in developing and implementing a restructuring plan for the Company, while negotiating a refinancing with its lenders. Pursuant to the RMC Contract, RMC receives a consulting fee of $50,000 per month from the Company, payable at the beginning of each month, as well as reimbursement of certain out-of-pocket expenses, for which the Company advances $20,000 to RMC on a continuing basis. In addition, Mr Sind may be entitled to a success fee as well as shares of the Company's stock, the latter of which is currently being discussed by the Company's Board of Directors. See "Item 10. Directors and Executive Officers of the Registrant."

                                                      PART IV

Item 14.  Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K
                                                                                                           Page
                                                                                                         Reference
                                                                                                         ---------
(a)     1.             Financial Statements
                       --------------------

                       The following consolidated financial statements required by Part II, Item 8, are included in Part IV of this report.

                       Marker International and Subsidiaries
                       Report of Independent Public Accountants ..............................              F-1
                       Consolidated Balance Sheets as of March 31, 1998 and 1997 .............              F-2
                       Consolidated Statements of Income for the Years Ended
                            March 31, 1998, 1997 and 1996 ....................................              F-4
                       Consolidated Statements of Shareholders' Equity for
                            the Years Ended March 31, 1998, 1997 and 1996 ....................              F-5
                       Consolidated Statements of Cash Flows for the Years Ended
                            March 31, 1998, 1997 and 1996 ....................................              F-6
                       Notes to Consolidated Financial Statements ............................              F-7


        2.             Financial Statement Schedules
                       -----------------------------

                       Report of Independent Public Accountants on Schedule                                 35
                       Schedule II - Valuation and Qualifying Accounts                                      36


        3.             List of Exhibits
                       ----------------

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

              10.23 Bond Payment Extension Agreement between Marker International and Isomura Sangyo Kaisha Ltd. (the Bondholder). (Filed as exhibit 10.23 to the Company's Form 10-K dated June 27, 1997 and incorporated herein by reference).

              10.24 Loan Agreement between Marker International and Jackson National Life Insurance Company for $2,250,000. (Filed as exhibit 10.24 to the Company's Form 10-K dated June 27, 1997 and incorporated herein by reference).

              21.1     Subsidiaries of the Registrant.*

              23.1     Consent  of  Arthur  Andersen  LLP,   independent  public
                       accountants.*

              27       Financial Data Schedule.*

(b)                    Reports Filed on Form 8-K:
                       --------------------------

-----------------------------
* filed herewith

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


To Marker International:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Marker International included in this Form 10-K, and have issued our report thereon dated May 14, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP


Salt Lake City, Utah
May 14, 1998

                              MARKER INTERNATIONAL
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                         ALLOWANCE FOR DOUBTFUL ACCOUNTS
                    FOR THE THREE YEARS ENDING MARCH 31, 1998
                                 (in thousands)


For the Year Ended:

                               Balance at
                              Beginning of                         Amounts                           Balance at End
                                 Period          Provisions      Written Off        Other (1)          of Period
                              ------------     --------------  ---------------    -------------      ------------
March 31, 1998
Allowance for doubtful
   accounts                     $ 2,139          $   813          $(1,176)          $   (79)          $ 1,697


March 31, 1997

Allowance for doubtful
   accounts                     $ 2,173          $   521          $  (431)          $  (124)          $ 2,139


March 31, 1996

Allowance for doubtful
   accounts                     $ 1,725          $   703          $  (172)          $   (83)          $ 2,173

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

                              MARKER INTERNATIONAL

                  Date:  July 10, 1998          By:      /s/ Kevin Hardy
                         -------------               -------------------
                                                         Kevin Hardy
                                                         Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     Signature                                      Title                          Date

               /s/ Henry E. Tauber                    President (Principal                    July 10, 1998
      ---------------------------------------                                                 -------------
                 Henry E. Tauber                      Executive Officer)

                 /s/ Kevin Hardy                      Chief Financial Officer                 July 10, 1998
      ---------------------------------------                                                 -------------
                   Kevin Hardy                        (Principal Financial and
                                                       Accounting Officer)

              /s/ John G. McMillian                   Chief   Executive   Officer   and       July 10, 1998
      ---------------------------------------                                                 -------------
                John G. McMillian                     Chairman  of  the  Board,  Marker
                                                      International

             /s/ Graham S. Anderson                   Director                                July 10, 1998
      ---------------------------------------                                                 -------------
               Graham S. Anderson

            /s/ Vinton H. Sommerville                 Director                                July 10, 1998
      ---------------------------------------                                                 -------------
              Vinton H. Sommerville

               /s/ Eiichi Isomura                     Director and Chairman of                July 10, 1998
      ---------------------------------------                                                 -------------
                 Eiichi Isomura                       Marker Japan
