Form 10-Q
period 1998-06-30
MARKER INTERNATIONAL
filed 1998-08-19
CIK 925172

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


    [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 1998

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the transition period from __________ to __________

                         Commission File Number: 0-24556


                              MARKER INTERNATIONAL
             (Exact name of registrant as specified in its charter)

        Utah                                           87-0372759
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)


                              1070 West 2300 South
                           Salt Lake City, Utah 84119
                    (Address of principal executive offices)

                                 (801) 972-2100
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.
        Yes   X       No ________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class of Common Stock                 Outstanding at August 18, 1998
 Common Stock, $0.01 par value                    11,130,577

                              MARKER INTERNATIONAL

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements                                     Page

             Condensed Consolidated Balance Sheets
               As of June 30, 1998 and March 31, 1998                   3

             Condensed Consolidated Statements of Operations
               For the Three Months Ended June 30, 1998 and 1997        5

             Condensed Consolidated Statements of Cash Flows
               For the Three Months Ended June 30, 1998 and 1997        6

             Notes to Condensed Consolidated Financial Statements       7


    Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                    12


                           PART II - OTHER INFORMATION

    Item 3.   Defaults Upon Senior Securities                          18

    Item 6.   Exhibits and Reports on Form 8-K                         18

    Signatures                                                         19

                         PART I - FINANCIAL INFORMATION

                      MARKER INTERNATIONAL AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                     ASSETS

                                                                                  June 30,                  March 31,
                                                                                   1998                       1998
                                                                                 ---------                -----------
CURRENT ASSETS:
     Cash and cash equivalents                                                  $  2,580                  $  4,241
     Accounts receivable, net of allowance for doubtful
         accounts of $1,462 and $1,697, respectively                              25,911                    31,710
     Inventories                                                                  53,606                    37,223
     Prepaid and other current assets                                              4,976                     4,440
                                                                                 ----------              ----------
           Total current assets                                                   87,073                    77,614
                                                                                 ----------              ----------

PROPERTY, PLANT AND EQUIPMENT:
     Land                                                                          1,050                     1,050
     Building and improvements                                                     8,250                     7,581
     Machinery and equipment                                                      22,334                    21,222
     Furniture, fixtures and office equipment                                      5,392                     4,582
                                                                                 ----------              ----------
                                                                                  37,026                    34,435
     Less accumulated depreciation and amortization                              (18,174)                  (16,733)
                                                                                 ----------              ----------
           Net property, plant and equipment                                      18,852                    17,702
                                                                                 ----------              ----------

INTANGIBLE ASSETS, net of accumulated amortization                                 8,244                     8,322
                                                                                 ----------              ----------

OTHER ASSETS                                                                       1,418                     1,482
                                                                               ------------              ----------
                                                                               $ 115,587                 $  105,120
                                                                               ============              ==========

      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                      MARKER INTERNATIONAL AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in Thousands)
                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                  June 30,               March 31,
                                                                                    1998                   1998
                                                                                  ---------              ----------
CURRENT LIABILITIES:
     Notes payable to banks                                                     $ 64,676                  $ 48,645
     Current maturities of long-term debt                                          3,833                     3,512
     Current maturities of Series A Bonds, issued to a related party               4,500                     4,500
     Accounts payable                                                              6,542                     6,381
     Other current liabilities                                                     8,095                     7,830
                                                                                ----------               ----------
              Total current liabilities                                           87,646                    70,868
                                                                                ----------               ----------

LONG-TERM DEBT, net of current maturities                                         14,810                    14,898
                                                                                 ----------              ----------
SERIES A BONDS, net of current maturities, issued to a related party               5,500                     5,500
                                                                                 ----------               ----------

MINORITY INTEREST                                                                  1,399                     1,447
                                                                                 ----------               ----------

SHAREHOLDERS' EQUITY:
     Preferred stock, $0.01 par value, 5,000,000 shares
         authorized and none issued                                                   -                        -
     Common stock, $0.01 par value, 25,000,000
         shares authorized; 11,130,577 issued and
            outstanding                                                              111                       111
     Additional paid-in capital                                                   36,299                    36,299
     Accumulated deficit                                                         (22,826)                  (16,471)
     Cumulative foreign currency translation adjustments                          (7,352)                   (7,532)
                                                                               ------------              -----------
              Total shareholders' equity                                           6,232                    12,407
                                                                               ------------              -----------
                                                                               $ 115,587                 $ 105,120
                                                                               ============              ===========


      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                      MARKER INTERNATIONAL AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                                                         For the Three Months
                                                                                           Ended June 30,
                                                                                        1998         1997
                                                                                        -----        ----
NET SALES                                                                           $  3,010      $  2,271
COST OF SALES                                                                          1,364         2,088
                                                                                    --------      --------
GROSS PROFIT                                                                           1,646           183
                                                                                    --------      --------
OPERATING EXPENSES:
     Selling                                                                           2,767         2,859
     General and administrative                                                        2,754         3,059
     Research and development                                                            911           992
     Warehousing and shipping                                                            503           439
     Amortization of goodwill and intangibles                                            111           227
                                                                                    ---------      -------
                                                                                       7,046         7,576
                                                                                    ---------      -------

OPERATING LOSS                                                                        (5,400)       (7,393)
OTHER INCOME (EXPENSE):                                                             ---------      --------
     Interest expense                                                                 (1,495)       (1,114)
     Other, net                                                                          489           384
                                                                                    ---------      --------
                                                                                       (1,006)         (730)

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST                                         (6,406)       (8,123)

BENEFIT FOR INCOME TAXES                                                                  -           2,844
MINORITY INTEREST                                                                          52           224
                                                                                    ----------     --------

NET LOSS                                                                            $  (6,354)     $ (5,055)
                                                                                    ===========    =========
NET LOSS PER COMMON SHARE (BOTH BASIC AND DILUTED)                                     $(0.57)       $(0.45)
                                                                                    ===========   ==========

WEIGHTED AVERAGE SHARES OUTSTANDING (BOTH BASIC AND DILUTED)                       11,130,577    11,129,127
                                                                                   ============  ===========


      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                      MARKER INTERNATIONAL AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                    For the Three Months
                                                                                       Ended June 30,
                                                                                  1998                    1997
                                                                                 ---------                -----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                    $  (6,354)             $  (5,055)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Minority interest in loss                                                       (52)                  (224)
     Gain on sale of property, plant and equipment                                    -                     (88)
     Depreciation and amortization                                                 1,273                  1,286
     Change in assets and liabilities:
        Decrease in accounts receivable, net                                       5,851                  2,917
        Increase in inventories                                                  (16,205)               (13,921)
        Increase in prepaid and other assets                                        (251)                (2,546)
        Increase in accounts payable                                               1,686                  1,156
        Decrease in other current liabilities                                     (1,395)                (2,930)
                                                                                 ----------             ---------
NET CASH USED IN OPERATING ACTIVITIES                                            (15,447)               (19,405)
                                                                                 ----------             ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                                   (1,951)                (2,404)
     Proceeds from disposition of equipment                                          -                    3,571
                                                                                 ---------              ---------
NET CASH (USED IN) PROVIDED BY INVESTING  ACTIVITIES
                                                                                  (1,951)                 1,167
                                                                                 ----------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings on notes payable to banks                                     15,771                 11,675
     Proceeds from issuance of long-term debt                                        360                   -
     Principal payments on long-term debt                                           (490)                  (685)
                                                                                 ----------              ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                         15,641                 10,990
                                                                                 ----------              ---------

Effect of foreign exchange rate changes on cash                                       96                   (724)
                                                                                 ---------               ---------

Net decrease in cash and cash equivalents                                         (1,661)                (7,972)
Cash and cash equivalents at beginning of period                                   4,241                 13,532
                                                                                 ---------              ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $ 2,580               $  5,560
                                                                                 =========             ===========


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

          The Company's financial statements for the year ended March 31, 1998 and unaudited financial statements for the quarter ended June 30, 1998 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has continued to experience financial difficulties through the first quarter of fiscal 1999 and thereafter.

          The results of operations for the three months ended June 30, 1998 are not necessarily indicative of the results for the full fiscal year. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K as filed with the SEC.

NOTE 2.  RECENT EVENTS

          On June 23, 1998, the Board of Directors authorized the disposal of the Company's snowboard manufacturing operations if such disposal was subsequently determined by senior management to be in the best interests of the Company. Production of snowboards and operating activities within the manufacturing plant ceased on July 30, 1998. The Company expects to dispose of the manufacturing facility and related assets by the end of fiscal year 1999. At the present time, the gain or loss from the sale of such assets is uncertain.

                      MARKER INTERNATIONAL AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

          At June 30, 1998, the Company was not in compliance with certain financial covenants under a $25.0 million line of credit agreement with a U.S. Bank. The Company continues not to be in compliance with such covenants as of August 18, 1998. As a result of such non-compliance, the U.S. Bank has the right to declare all obligations of the Company under the line of credit to be immediately due and payable. At June 30, 1998, the aggregate outstanding borrowings under such line was $23.5 million. In August 1998, the Company requested that such bank increase the $25.0 million credit line (the "U.S. Credit Line") by approximately $4.1 million for which the Company would provide additional collateral to the U.S. Bank. The Company is continuing to negotiate with the U.S. Bank.

          On August 1, 1998, the Company's DM 80.0 million (US $45.0 million) line of credit agreement with a group of German Banks expired (the "German Credit Line"). As a result of such expiration, the German Banks have the right to declare all obligations of the Company under the German Credit Line to be immediately due and payable. Further, on August 6, 1998, the German Banks notified the Company that it had canceled the German Credit Line and would not extend any further borrowings under such line.

          While the Company and its banks are continuing to discuss alternatives to mitigate the Company's financial difficulties and the possible reinstatement or renewal of the credit lines, there can be no assurance that satisfactory agreements will be reached between the Company and current or prospective lenders. In the event that the banks do not extend the terms of the Company's U.S. Credit Line and German Credit Line to provide the Company with necessary working capital, or if the banks exercise their rights to demand payment of all amounts and/or foreclose on the Company's assets which are pledged as collateral under the credit line agreements, there is a substantial risk that the Company will not be able to continue as a going concern.

          Although the Company is seeking alternatives which, among other things, include restructuring the Company, obtaining additional equity and/or debt financing or entering into a new business alliance, there can be no assurance that the Company will be successful in such endeavors. Accordingly, there is a substantial risk that the Company will not be able to continue as a going concern and, among other things, could be forced to seek protection from its creditors.

                      MARKER INTERNATIONAL AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3.  CASH AND CASH EQUIVALENTS

          Cash and cash equivalents include investments in certificates of deposit with original maturities of less than 30 days and restricted cash. The Company has granted a security interest in a $2.0 million time deposit held in the Company's name at a United States branch of a German bank. This deposit is restricted for use as collateral on borrowings from such bank.

NOTE 4.  INVENTORIES

          Inventories include direct materials, direct labor and manufacturing overhead costs and are recorded at the lower of cost (using the first-in, first-out method) or market. The major classes of inventories are as follows (in thousands):

                                       June 30, 1998            March 31, 1998
                                     ---------------          -----------------
         Raw materials                 $   1,651                  $  1,411
         Work in process                   2,929                     2,306
         Finished goods                   49,026                    33,506
                                       ----------                 ----------
                                       $  53,606                  $ 37,223
                                       ==========                 ==========

NOTE 5.  INTANGIBLE ASSETS

          Intangible assets consist of goodwill, trade names and licenses resulting from the Company's acquisition of DNR Sportsystem Ltd. Intangible assets are amortized using the straight-line method over lives ranging from 5 to 30 years. At June 30, 1998 and March 31, 1998 accumulated amortization of goodwill and intangible assets totaled approximately $1.3 million and $1.2 million, respectively.

                      MARKER INTERNATIONAL AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6.  RECENT ACCOUNTING PRONOUNCEMENTS

COMPREHENSIVE INCOME

          As of April 1, 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income." The following table displays components of the Company's comprehensive income for the three month periods ended June 30, 1998 and 1997:

                                           For the Three Months Ended June 30,
                                              1998                     1997
                                           -----------              ---------
    Net Loss                                $ (6,354)                $ (5,055)
    OTHER COMPREHENSIVE INCOME ITEMS:
    Foreign Currency Translation
      Adjustments                                180                     (694)
                                           ----------              -----------
         Comprehensive Loss                 $ (6,174)                $ (5,749)
                                           ===========             ===========

SEGMENT REPORTING

          The Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes new standards for public companies to report information about their operating segments, products and services, geographic areas and major customers. SFAS 131, though effective for the Company in fiscal 1999, is not applied to interim financial statements in the initial year of its application. The adoption of SFAS 131 will have no effect on the Company's consolidated results of operations, financial positions or cash flows.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair market value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999.

                      MARKER INTERNATIONAL AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Therefore, SFAS 133 is not effective for the Company until fiscal year 2001. The effect of SFAS No. 133 on the Company's consolidated financial statements is uncertain.

          Derivative financial instruments held by the Company are generally used to manage well-defined foreign exchange and interest rate risks which occur in the normal course of business. From time to time the Company has entered into transactions involving derivative instruments that require speculative accounting treatment. Forward foreign exchange contracts are used by the Company to reduce the potential impact of unfavorable fluctuations in foreign exchange rates. The Company has off balance sheet commitments to buy and sell foreign currencies relating to foreign exchange contracts in order to hedge against future currency fluctuations.

          Gains and losses on foreign currency contracts not intended to be used to hedge operating requirements are reported currently in other income. Gains and losses on foreign currency contracts intended to meet firm commitments are deferred and recognized as part of the cost of the underlying transaction being hedged. At June 30, 1998, the Company holds foreign currency contracts that are not being used to hedge operating requirements. As a result, the Company has recorded a loss in order to adjust these contracts to market value at June 30, 1998.

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

GENERAL

          Marker International is a designer, developer, manufacturer and marketer of alpine ski bindings in the United States, Europe and Asia. Marker International ("Marker" or the "Company") is a holding company which operates through its subsidiaries, Marker Deutschland GmbH ("Marker Germany"), Marker USA, Marker Japan Co., Ltd. ("Marker Japan"), Marker Austria GmbH ("Marker Austria") and Marker Canada, Ltd. ("Marker Canada"). Substantially all of the Company's ski bindings are manufactured by Marker Germany, which also distributes bindings in Germany, to subsidiaries of the Company, and to independent distributors in countries where the Company does not have a distribution subsidiary. Marker Ltd., also a subsidiary of the Company, designs, distributes and sells to retailers the Company's clothing, gloves and luggage products for skiing and other recreational activities. The principal markets for the Company's clothing, gloves and luggage products are North America, Europe and Asia.

          In addition, the Company is a designer, developer and marketer of snowboards, Interface Step-in Systems(TM), traditional snowboard bindings and snowboard boots. The Company operates its snowboard business through its 80% owned subsidiary, DNR Sportsystem Ltd. ("DNR"), and its wholly-owned subsidiaries, DNR USA, Inc., DNR North America, Inc. ("DNR North America") and DNR Japan Co., Ltd. ("DNR Japan"). DNR designs, develops and distributes snowboards and related products. DNR North America and DNR Japan, through their own sales force market snowboards, Interface Step-in SystemsTM, snowboard bindings and boots directly to retailers in the United States and Japan, respectively. The Board of Directors has authorized the disposition of the Company's snowboard manufacturing assets. Production of snowboards and operating activities within the manufacturing plant ceased on July 30, 1998. See "--Liquidity and Capital Resources."

          The Company has experienced financial difficulties through the first quarter of fiscal 1999 and thereafter. As a result of such difficulties, there is a substantial risk that the Company will not be able to continue as a going concern. See "--Liquidity and Capital Resources."

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

          Each of the Company's distribution subsidiaries operates and maintains its accounting records in the functional currency of the country in which it operates. In accordance with United States generally accepted accounting principles, upon consolidation of the Company's consolidated financial statements, the assets, liabilities, revenues and expenses of each of the Company's foreign subsidiaries are translated at the appropriate exchange rate prevailing during the period. Therefore, the Company's assets, liabilities and results of operations are subject to fluctuations in forward foreign exchange contract rates and translation effects which can vary as a result of fluctuations in the exchange rates between the functional currencies of such foreign subsidiaries and the United States dollar ("Dollar").

          For the three months ended June 30, 1998, average exchange rates between the Dollar and the Mark, the Dollar and the Japanese yen ("Yen") and the Dollar and the Swiss franc ("Franc") resulted in an effective decrease in the value of the Mark against the Dollar, the Yen against the Dollar and the Franc against the Dollar of approximately 5%, 13% and 3%, respectively, compared to the corresponding period of the prior year. Such currency exchange activity resulted in corresponding fluctuations in the value of the revenues and expenses of Marker Germany, Marker Japan and Marker AG, as well as DNR Sportsystem and DNR Japan, when converted to Dollars, compared to the corresponding period of the prior fiscal year.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1998 WITH THE THREE MONTHS ENDED JUNE 30, 1997

          Consistent with the seasonal nature of the Company's business and the ski industry in general, the Company has historically recorded a small percentage of its annual net sales during its first fiscal quarter. These sales amounts have historically represented less than 2% of the Company's annual net sales and are primarily attributable to close-out products sold late in the ski season. As such, sales results and gross profit margins are not necessarily indicative of the results to be expected for the full fiscal year.

          Gross profit for the three months ended June 30, 1998 increased to $1.6 million compared to $0.2 million for the corresponding period of the prior fiscal year. The increase in gross profit was a result of increased sales.

          Operating expenses for the three months ended June 30, 1998 decreased to $7.0 million, compared to $7.6 million for the same period of the prior fiscal year. Approximately $0.4 million of the decrease relates to legal fees for arbitration proceedings incurred during the first quarter of fiscal 1998, which were not incurred in the first quarter of fiscal 1999 due to the fact that the arbitration was settled in March 1998. As a result of adjustments made to the Company's goodwill and intangible assets at March 31, 1998, the associated amortization expense decreased to $0.1 million in the first quarter of fiscal 1999 from $0.2 million for the corresponding period of the prior fiscal year. In addition, the overall decrease in operating expenses of the Company is partly the result of decreases in the operating expenses of the Company's foreign subsidiaries, which resulted from fluctuations in exchange rates used to translate the subsidiaries functional currencies to Dollars, when compared to the same period of the prior fiscal year.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

Interest expense for the three months ended June 30, 1998 increased to $1.5 million, compared to $1.1 million for the corresponding period of the prior fiscal year. The increase in interest expense is the result of higher average outstanding balances on the Company's existing line of credit arrangements and higher weighted average interest rates on the credit lines for the first quarter of fiscal 1999 as compared to the corresponding period of the prior fiscal year.

          The income tax benefit recognized for the three months ended June 30, 1998 and 1997 was calculated using the estimated consolidated annual effective tax rate which considers the effective tax rates of domestic and foreign tax jurisdictions.

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

          On June 23, 1998, the Board of Directors authorized the disposal of the Company's snowboard manufacturing assets. Production of snowboards and operating activities within the manufacturing plant ceased on July 30, 1998. The Company expects to dispose of the manufacturing facility and related assets by the end of fiscal year 1999. At the present time, the gain or loss from the sale of such assets is uncertain.

          At June 30, 1998, the Company had a working capital deficit of ($0.6) million, compared to working capital of $6.7 million at March 31, 1998.

          As of June 30, 1998, the Company had approximately $64.7 million of outstanding borrowings under its short-term credit facilities. Substantially all of such borrowings are secured by inventory and receivables. The Company has experienced serious liquidity problems in recent periods. See "Note 2 - Recent Events."

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

          At June 30, 1998, the Company was not in compliance with certain financial covenants under a $25.0 million line of credit agreement with a U.S. Bank. The Company continues not to be in compliance with such covenants as of August 18, 1998. As a result of such non-compliance, the U.S. Bank has the right to declare all obligations of the Company under the line of credit to be immediately due and payable. At June 30, 1998, the aggregate outstanding borrowings under such line was $23.5 million. In August 1998, the Company requested that such bank increase the $25.0 million credit line (the "U.S. Credit Line") by approximately $4.1 million for which the Company would provide additional collateral to the U.S. Bank. The Company is continuing to negotiate with the U.S. Bank.

          On August 1, 1998, the Company's DM 80.0 million (US $45.0 million) line of credit agreement with a group of German Banks expired (the "German Credit Line"). As a result of such expiration, the German Banks have the right to declare all obligations of the Company under the German Credit Line to be immediately due and payable. Further, on August 6, 1998, the German Banks notified the Company that it had canceled the German Credit Line and would not extend any further borrowings under such line.

          While the Company and its banks are continuing to discuss alternatives to mitigate the Company's financial difficulties and the possible reinstatement or renewal of the credit lines, there can be no assurance that satisfactory agreements will be reached between the Company and current or prospective lenders. In the event that the banks do not extend the terms of the Company's U.S. Credit Line and German Credit Line to provide the Company with necessary working capital, or if the banks exercise their rights to demand payment of all amounts and/or foreclose on the Company's assets which are pledged as collateral under the credit line agreements, there is a substantial risk that the Company will not be able to continue as a going concern.

          Although the Company is seeking alternatives which, among other things, include restructuring the Company, obtaining additional equity and/or debt financing or entering into a new business alliance, there can be no assurance that the Company will be successful in such endeavors. Accordingly, there is a substantial risk that the Company will not be able to continue as a going concern and, among other things, could be forced to seek protection from its creditors.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

YEAR 2000 COMPUTER ISSUE

          Many currently installed computer systems and software are coded to accept only two digit entries in the date code field. Beginning the year 2000, these date code fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates. As a result, within the next eighteen months, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements.

          The Company has developed plans to modify its computer information systems enabling proper processing of data relating to the year 2000 and beyond. The Company is now in the process of executing its plan and expects all systems to be compliant by the end of fiscal 1999. This will allow time for the testing for compliance. The total cost of the project is estimated to be approximately $150,000. While there can be no assurance that Year 2000 matters will be satisfactorily identified and resolved, the Company currently believes that Year 2000 issues will not have a material adverse effect on the Company.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
OF 1995

          With the exception of historical information (information relating to the Company's financial condition and results of operations at historical dates or for historical periods), the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that necessarily are based on certain assumptions and are subject to certain risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of the factors set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations, the Business Risks described in the Company's Report on Form 10-K for the year ended March 31, 1998 and elsewhere in the Company's filings with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities.

          At June 30, 1998, the Company was not in compliance with certain financial covenants under a $25.0 million line of credit agreement with a U.S. Bank. The Company continues not to be in compliance with such covenants as of August 18, 1998. As a result of such non-compliance, the U.S. Bank has the right to declare all obligations of the Company under the line of credit to be immediately due and payable. At June 30, 1998, the aggregate outstanding borrowings under such line was $23.5 million. In August 1998, the Company requested that such bank increase the $25.0 million credit line by approximately $4.1 million for which the Company would provide additional collateral to the U.S. Bank. The Company is continuing to negotiate with the U.S. Bank.

          On August 1, 1998, the Company's DM 80.0 million (US $45.0 million) line of credit agreement with a group of German Banks expired (the "German Credit Line"). As a result of such expiration, the German Banks have the right to declare all obligations of the Company under the German Credit Line to be immediately due and payable. Further, on August 6, 1998, the German Banks notified the Company that it had canceled the German Credit Line and would not extend any further borrowings under such line. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."


Item 6.  Exhibits and Reports on Form 8-K.

         a)   EXHIBITS:

              10.26 Second Amended and Restated Conditional Pledge Agreement and Assignment dated April 15, 1998, between Marker International and Bayerische Hypotheken-und Wechsel-Bank Aktiengesellschaft.*

              10.27 Third Restated and Amended Promissory Note dated as of April 15, 1998 executed by the Company and payable to Bayerische Hypotheken-und Wechsel-Bank
                      Aktiengesellschaft.*

              27      Financial Data Schedule.*

         b)   No reports were filed on Form 8-K.
----------------------
* Filed herewith.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   MARKER INTERNATIONAL
                                                       Registrant

Dated:  August 19, 1998               /S/ JOHN G. MCMILLIAN
                                      ----------------------
                                      John G. McMillian
                                      Chief Executive Officer
                                      and Chairman of the Board
                                      Executive Officer

Dated:  August 19, 1998               /S/ KEVIN HARDY
                                      ----------------
                                      Kevin Hardy
                                      Chief Financial Officer