Form 10-Q
period 1998-09-30
MARKER INTERNATIONAL
filed 1998-11-20
CIK 925172

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


    [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998
                                       OR

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
                         Yes    X          No
                            ---------        ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class of Common Stock                        Outstanding at November 13, 1998
   ---------------------                        --------------------------------
Common Stock, $0.01 par value                               11,130,577

                              MARKER INTERNATIONAL

                                TABLE OF CONTENTS

                         Part I - Financial Information

         Item 1.   Financial Statements                                                   Page
                                                                                          ----
                           Condensed Consolidated Balance Sheets
                                    As of September 30, 1998 and March 31, 1998            3

                           Condensed Consolidated Statements of Operations
                                    For the Three and Six Months Ended
                                    September 30, 1998 and 1997                            5

                           Condensed Consolidated Statements of Cash Flows
                                    For the Six Months Ended
                                    September 30, 1998 and 1997                            7

                           Notes to Condensed Consolidated Financial Statements            8


         Item 2.   Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                      17


                           Part II - Other Information


         Item 2. Changes in Securities and Use of Proceeds                                26

         Item 3. Defaults Upon Senior Securities                                          26

         Item 6.   Exhibits and Reports on Form 8-K                                       28

         Signatures                                                                       29

                         PART I - FINANCIAL INFORMATION

                      MARKER INTERNATIONAL AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

-------------------------------------------------------------------------------------

                                     ASSETS

                                                           September 30,    March 31,
                                                               1998           1998
                                                            ---------      ---------
CURRENT ASSETS:
     Cash and cash equivalents                              $   4,469      $   4,241
     Accounts receivable, net of allowance for doubtful
         accounts of $1,849 and $1,697, respectively           42,462         31,710
     Inventories                                               45,908         37,223
     Prepaid and other current assets                           3,543          4,440
                                                            ---------      ---------
              Total current assets                             96,382         77,614
                                                            ---------      ---------

PROPERTY, PLANT AND EQUIPMENT:
     Land                                                       1,050          1,050
     Building and improvements                                  8,339          7,581
     Machinery and equipment                                   19,976         21,222
     Furniture, fixtures and office equipment                   6,528          4,582
                                                            ---------      ---------
                                                               35,893         34,435
     Less accumulated depreciation and amortization           (19,184)       (16,733)
                                                            ---------      ---------
              Net property, plant and equipment                16,709         17,702
                                                            ---------      ---------

INTANGIBLE ASSETS, net of accumulated amortization               --            7,877
                                                            ---------      ---------

OTHER ASSETS                                                    1,215          1,927
                                                            ---------      ---------
                                                            $ 114,306      $ 105,120
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

                      MARKER INTERNATIONAL AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in Thousands)
                                   (Unaudited)

--------------------------------------------------------------------------------------------------

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

                                                                        September 30,    March 31,
                                                                            1998           1998
                                                                         ---------      ---------
CURRENT LIABILITIES:
     Notes payable to banks                                              $  71,120      $  48,645
     Current maturities of long-term debt                                    3,689          3,512
     Current maturities of Series A Bonds, issued to a
         related party                                                        --            4,500
     Accounts payable                                                       15,163          6,381
     Other current liabilities                                              10,380          7,830
                                                                         ---------      ---------
              Total current liabilities                                    100,352         70,868
                                                                         ---------      ---------

LONG-TERM DEBT,  net of current maturities                                  14,079         14,898
                                                                         ---------      ---------

SERIES A BONDS, net of current maturities, issued to a related party        10,000          5,500
                                                                         ---------      ---------

REDEEMABLE SERIES B PREFERRED STOCK                                          3,000           --
                                                                         ---------      ---------

MINORITY INTEREST                                                             --            1,447
                                                                         ---------      ---------

SHAREHOLDERS' EQUITY (DEFICIT):
     Common stock                                                              111            111
     Additional paid-in capital                                             36,299         36,299
     Accumulated deficit                                                   (48,665)       (16,471)
     Cumulative foreign currency translation adjustments                      (870)        (7,532)
                                                                         ---------      ---------
              Total shareholders' equity (deficit)                         (13,125)        12,407
                                                                         ---------      ---------
                                                                         $ 114,306      $ 105,120
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


                      MARKER INTERNATIONAL AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------

                                                            For the Three Months         For the Six Months
                                                             Ended September 30,         Ended September 30,
                                                           ----------------------      ----------------------
                                                             1998          1997          1998          1997
                                                           --------      --------      --------      --------
NET SALES                                                  $ 24,035      $ 24,681      $ 26,596      $ 25,128
COST OF SALES                                                15,830        16,359        17,408        16,339
                                                           --------      --------      --------      --------
GROSS PROFIT                                                  8,205         8,322         9,188         8,789
                                                           --------      --------      --------      --------

OPERATING EXPENSES:
     Selling                                                  3,024         2,978         5,409         5,477
     General and administrative                               3,753         2,301         6,189         4,505
     Research and development                                   650           761         1,258         1,399
     Warehousing and shipping                                   414           395           784           699
                                                           --------      --------      --------      --------
                                                              7,841         6,435        13,640        12,080
                                                           --------      --------      --------      --------

OPERATING INCOME (LOSS)                                         364         1,887        (4,452)       (3,291)
                                                           --------      --------      --------      --------
OTHER INCOME (EXPENSE):
     Interest expense                                        (1,743)       (1,312)       (3,226)       (2,570)
     Other, net                                               1,921          (358)        2,158           498
                                                           --------      --------      --------      --------
                                                                178        (1,670)       (1,068)       (2,072)
                                                           --------      --------      --------      --------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME
     TAXES                                                      542           217        (5,520)       (5,363)
(PROVISION) BENEFIT FOR INCOME TAXES                           (329)           70          (329)        2,074
                                                           --------      --------      --------      --------
INCOME (LOSS) FROM CONTINUING OPERATIONS                        213           287        (5,849)       (3,289)
                                                           --------      --------      --------      --------

DISCONTINUED OPERATIONS:
     Loss from operations of discontinued
        snowboard business, net of income taxes              (1,191)       (1,333)       (1,484)       (2,812)
     Loss on disposal of snowboard business                 (24,861)         --         (24,861)         --
                                                           --------      --------      --------      --------

LOSS FROM DISCONTINUED OPERATIONS                           (26,052)       (1,333)      (26,345)       (2,812)
                                                           --------      --------      --------      --------

NET LOSS                                                   $(25,839)     $ (1,046)     $(32,194)     $ (6,101)
                                                           ========      ========      ========      ========



      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                      MARKER INTERNATIONAL AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------------------------------

                                                              For the Three Months                   For the Six Months
                                                              Ended September 30,                    Ended September 30,
                                                       ----------------------------------      ----------------------------------
                                                            1998                1997                1998                1997
                                                       --------------      --------------      --------------      --------------
INCOME (LOSS) PER COMMON SHARE  (Both Basic and
     Diluted):
     Income (loss) from continuing operations          $         0.02      $         0.03      $        (0.53)     $        (0.30)
                                                       --------------      --------------      --------------      --------------

     Loss from operations of discontinued
          snowboard business                                    (0.11)              (0.12)              (0.13)              (0.25)
     Loss on disposal of snowboard business                     (2.23)            --                    (2.23)            --
                                                       --------------      --------------      --------------      --------------
     Loss from discontinued operations                          (2.34)              (0.12)              (2.36)              (0.25)
                                                       --------------      --------------      --------------      --------------

     Net loss                                          $        (2.32)     $        (0.09)     $        (2.89)     $        (0.55)
                                                       ==============      ==============      ==============      ==============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  (Both Basic and Diluted)                                 11,130,577          11,129,372          11,130,577          11,129,250
                                                       ==============      ==============      ==============      ==============



      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                      MARKER INTERNATIONAL AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

------------------------------------------------------------------------------------------------

                                                                            For the Six Months
                                                                            Ended September 30,
                                                                         ----------------------
                                                                           1998           1997
                                                                         --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                              $(32,194)     $ (6,101)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Minority interest                                                       --            (414)
     Loss (gain) on sale of property, plant and equipment                     725           (85)
     Depreciation and amortization                                          2,097         2,619
     Loss from write off of goodwill and intangibles                        8,487          --
     Change in assets and liabilities:
        Increase in accounts receivable, net                              (10,033)      (12,257)
        Increase in inventories                                            (6,559)      (14,889)
        Decrease (increase) in prepaid and other assets                     1,911        (3,516)
        Increase in accounts payable                                       11,794            91
        Increase in other current liabilities                               8,053           341
                                                                         --------      --------
NET CASH USED IN OPERATING ACTIVITIES                                     (15,719)      (34,211)
                                                                         --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                            (2,083)       (4,252)
     Proceeds from disposition of equipment                                  --           3,763
                                                                         --------      --------
NET CASH USED IN INVESTING ACTIVITIES                                      (2,083)         (489)
                                                                         --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings on notes payable to banks                              19,413        29,407
     Proceeds from issuance of preferred stock                              3,000          --
     Proceeds from issuance of common stock                                  --               6
     Proceeds from issuance of long-term debt                                 360         2,084
     Principal payments on long-term debt                                  (1,473)       (1,578)
                                                                         --------      --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                  21,300        29,919
                                                                         --------      --------

Effect of foreign exchange rate changes on cash and cash equivalents       (3,270)       (2,128)
                                                                         --------      --------

Net increase (decrease) in cash and cash equivalents                          228        (6,909)
Cash and cash equivalents at beginning of period                            4,241        13,532
                                                                         --------      --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $  4,469      $  6,623
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

         The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has continued to experience financial difficulties through the second quarter of fiscal 1999 and thereafter. As discussed in Note 2, the Company has renegotiated certain bank credit agreements to increase the borrowing limits and extend the maturity to March 31, 1999. However, significant risks exist that these credit agreements will not provide the Company with the necessary working capital beyond March 31, 1999 or that the Company is unable to borrow amounts under these agreements sufficient to fund operations during the remaining terms of these agreements. As a result, there is a substantial risk that the Company will not be able to continue as a going concern.

         The results of operations for the three and six months ended September 30, 1998 are not necessarily indicative of the results for the full fiscal year. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K as filed with the SEC.

Note 2.  Recent Events

Credit Agreements
-----------------

         In August, 1998, the Company's maximum borrowing limit on its line of credit with a U.S. bank (the "U.S. Credit Line") was increased by approximately $4.0 million to $33.6 million. On November 12, 1998, the Company entered into a restated credit agreement with the U.S. bank which, among other things, extended

                      MARKER INTERNATIONAL AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

the maturity of the credit facility until March 31, 1999, increased the interest rate there on to the bank's prime rate plus 0.5 percent and waived the Company's non compliance with certain covenants.

         Under the restated credit agreement, the Company agreed to pledge additional collateral, including certain real property owned by the Company. In addition, the Company entered into a lockbox agreement with the bank which requires that all payments from debtors be remitted to a lock box account. The bank will apply the amounts in the lockbox account to reduce amounts outstanding under the credit agreement. The bank advances funds under the agreement to the Company on a daily basis in accordance with the borrowing base limits established under the agreement.

         On August 1, 1998, the Company's DM 80.0 million (U.S. $47.9 million) line of credit agreement with HypoVereinsbank, Deutsche Bank AG and BFG Bank (together, the "German banks") expired (the "German Credit Line"). As a result of such expiration, the German banks had the right to declare all obligations of the Company under the German Credit Line immediately due and payable. On August 6, 1998, the German banks had notified the Company that they would cancel the German Credit Line and would not extend any further borrowings under such lines. However, after further negotiations, on August 19, 1998, HypoVereinsbank and Deutsche Bank AG agreed in principle to extend their existing lines of credit through March 31, 1999 and to provide a temporary increase in available credit by DM 10 million through November 30, 1998. On October 13, 1998, the Company entered into a final agreement with HypoVereinsbank providing a credit line of DM 56.4 million (U.S. $33.7 million) through March 31, 1999. On November 5, 1998, the Company entered into a final agreement with Deutsche Bank AG providing a credit line of DM 14.8 million (U.S. $8.9 million) through March 31, 1999. Marker Germany agreed to pledge additional collateral to HypoVereinsbank and Deutsche Bank AG consisting of certain intellectual property rights owned by Marker Germany. BFG Bank has not agreed to extend its DM 5.0 million (U.S. $3.0 million) line of credit beyond November 30, 1998. The Company is currently in negotiations with BFG Bank, in an effort to seek extension of this line through March 31, 1999. In the event that the banks do not extend the terms of the Company's U.S. Credit Line and German Credit Line to provide the Company with necessary working capital beyond March 31, 1999, or the Company is unable to borrow amounts under existing credit lines sufficient to fund operations, there is a substantial risk that the Company will not be able to continue as a going concern.

         As part of the overall restructuring of the Company's capital structure, the Company and its banks are continuing to discuss alternatives to mitigate the Company's financial difficulties and the reinstatement or renewal

                      MARKER INTERNATIONAL AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

of the credit lines after March 31, 1999. There can be no assurance that satisfactory agreements will be reached between the Company and current or prospective providers of long term debt or equity financing.

Discontinued Operations
-----------------------

         The Company is in the process of exiting the snowboard business through dissolution and sale of its snowboard subsidiaries and related assets. On September 10, 1998, the Board of Directors authorized the disposition of the entire snowboard operations of the Company. The manufacturing operations ceased on July 30, 1998. In September 1998, the Company entered into an agreement to sell its 80% ownership interest in DNR Sportsystem Ltd. Under the agreement, the Company will sell its shares of DNR Sportsystem Ltd. for nominal consideration and will eliminate all outstanding intercompany balances. All conditions precedent to the closing of the sale have been satisfied and the Company anticipates that the closing will be consummated prior to November 25, 1998. The Company is currently in the process of winding down its remaining snowboard distribution operations and disposing of its snowboard manufacturing facility and related equipment.

         The components of net assets of discontinued operations included in the condensed consolidated balance sheets at September 30, and March 31, 1998 were as follows:

                                                    September 30,     March 31,
                                                        1998            1998
                                                     ---------       ---------
                                                           (in thousands)
         Accounts receivable, net                       1,228           3,468
         Inventories                                    1,315           4,995
         Prepaid and other current assets                  27           1,611
         Current portion of long-term debt               (741)           (751)
         Accounts payable                                (237)         (2,276)
         Other current liabilities                     (4,214)         (1,650)
                                                     ---------       ---------
                  Net current assets                 $ (2,622)       $  5,397
                                                     ========        ========

         Net property, plant and equipment           $  2,862           4,538
         Intangible assets, net                           --            7,909
         Other assets                                     --              273
         Long-term liabilities                         (2,141)         (2,320)
         Minority interest                                --           (1,447)
                                                     ---------       ---------
                  Net long-term assets               $    721        $  8,953
                                                     =========       ========

                      MARKER INTERNATIONAL AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

         As of September 30, 1998, the liabilities of the discontinued operations exceeded the assets by approximately $1.9 million. The net losses of these operations prior to September 1998 are included in the condensed consolidated statements of operations under "loss from operations of discontinued snowboard operations." Revenues from the discontinued operations were approximately $2.2 million and $4.3 million for the three months ended September 30, 1998 and 1997, respectively, and $2.6 million and $6.2 million for the six months ended September 30, 1998 and 1997, respectively. The loss from operations of discontinued snowboard operations for the three and six months ended September 30, 1997 is net of a benefit for income taxes of approximately $0.7 million and $1.6 million, respectively. The loss on disposal of the snowboard business reflected in the condensed consolidated statements of operations includes the write-down of assets and the estimated costs of disposing of these operations. The significant components of this loss include, the write-off of intangible assets, write-down of the Company's investment in DNR Sportsystem Ltd., realization of foreign currency translation losses, write-down of inventories and receivables, reserves for losses on terminating noncancelable operating leases and write-down of property and equipment. The disposal estimates represent management's best estimates of the potential loss based upon available information. However, actual results could differ from those estimates.

Series B Preferred Stock
------------------------

         On August 24, 1998, the Company issued and sold 1,000,000 shares of its Series B Preferred Stock, $0.01 par value (the "Series B Preferred Stock"), for an aggregate purchase price of $3,000,000 to Henry E. Tauber, the then President of Marker International.

         Each share of Series B Preferred Stock is convertible, at the option of the holder, at any time, into shares of Common Stock of the Company at a rate of one and one-third shares of Common Stock for each share of Series B Preferred Stock. Holders of the Series B Preferred Stock have the right to one vote for each share of Common Stock into which such Series B Preferred Stock is convertible. Holders of the Series B Preferred Stock are entitled to receive annual dividends payable either in cash, at the rate of $0.27 per share, or by the issuance of 9/100 of a share of Series B Preferred Stock, at the election of the Company. Such dividends are cumulative; however, accrued and unpaid dividends do not bear interest.

         At the election of a majority of the holders of the Series B Preferred Stock, the Company shall be required to redeem each year, beginning September 1, 2003, and on each September 1 thereafter, 25% of the total number of outstanding shares at a price per share equal to $3.00 (subject to certain adjustments) plus

                      MARKER INTERNATIONAL AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

all accrued and unpaid cumulative dividends. Election of the holder to have such stock redeemed shall be made by giving the Company written notice not less than 45 days prior to the first redemption date and each redemption date thereafter.

                      MARKER INTERNATIONAL AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

Series A Bonds - Issued to a Related Party
------------------------------------------

         Pursuant to an extension agreement dated September 3, 1998, between the Company and the holder of the Series A Bonds, payment terms of the Series A Bonds issued by the Company were extended as follows:

                                        Bonds             Bonds
                                       Payable           Payable          Bond Payment Date         Bond Payment Date
                                    Japanese Yen       U.S. Dollars       Prior to Extension           As Extended
                                    ------------       ------------       ------------------           -----------
                                     (In 000's)        (In 000's)
Series A-1 Bonds
         Certificate #5                270,947            $2,000           October 1, 1998           October 1, 1999
         Certificate #6                270,947             2,000           October 1, 1999           October 1, 2000
                                       -------             -----
Total Series A-1 Bonds                 541,894             4,000
                                       -------             -----

Series A-2 Bonds
         Certificate #3                338,683             2,500         December 16, 1998         December 15, 1999
         Certificate #4                338,683             2,500         December 16, 1999         December 15, 2000
                                       -------             -----
Total Series A-2 Bonds                 677,366             5,000
                                       -------             -----

Series A-3 Bonds
         Certificate #1                135,473             1,000         December 16, 1999         December 16, 2001
                                       -------             -----
Total Series A Bonds                 1,354,733           $10,000
                                     =========           =======

         The holder of the Series A Bonds elected, under the terms of the extension agreement, to convert the bonds from United States dollar denominated bonds to Japanese yen denominated bonds. The conversion to 1,354,733,330 Japanese Yen was made effective on September 30, 1998. This Yen denominated obligation currently remains unhedged and any gains or losses resulting from fluctuations in exchange rates will be recorded in income. As of November 16, 1998, based upon current exchange rates, the Company would record an unrealized loss of approximately $1.1 million.

Appointment of Peter C. Weaver
------------------------------

         In October 1998, Peter Weaver was appointed President and Chief Executive Officer of Marker International. In this position, Mr. Weaver will be responsible for the Company's world-wide operations. At the time of Mr. Weaver's appointment, Robert Sind, the Company's then acting Chief Operating Officer since June 23, 1998, completed his service with the Company.

                      MARKER INTERNATIONAL AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

         The Company has entered into a five year employment agreement, dated as of October 8, 1998, with Mr. Weaver providing for an annual base salary of $300,000. In addition, on October 23, 1998, Mr. Weaver received options to purchase 900,000 shares of common stock of the Company at an exercise price of $0.50 per share, the per share fair market value of the Company's common stock on that date. Options to purchase 600,000 shares become exercisable on April 23, 1999. Of the remaining 300,000 options, 200,000 shares become exercisable after one year of service and 100,000 shares after two years of service.

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

Note 4.  Inventories

         Inventories include direct materials, direct labor and manufacturing overhead costs and are recorded at the lower of cost (using the first-in, first-out method) or market. The major classes of inventories, including inventories of the discontinued operations, are as follows (in thousands):

                                   September 30, 1998            March 31, 1998
                                  --------------------           --------------
         Raw materials                 $    1,339                  $    1,411
         Work in process                    1,975                       2,306
         Finished goods                    42,594                      33,506
                                       ----------                  ----------
                                       $   45,908                  $   37,223
                                       ==========                  ==========


Note 5.  Earnings per Share

         For the three and six months ended September 30, 1998, options and warrants to purchase 893,300 shares of common stock were not included in the computation of diluted net income (loss) per common share because the exercise prices of such options and warrants were greater than the average market price of common shares or because the Company incurred a net loss.

                      MARKER INTERNATIONAL AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

Note 6.  Recent Accounting Pronouncements

Comprehensive Income
--------------------

         As of April 1, 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income." The following table displays components of the Company's comprehensive income for the three and six month periods ended September 30, 1998 and 1997:

                                                Three Months Ended           Six Months Ended
                                                   September 30,               September 30,
                                             -----------------------     -----------------------
                                                  (In Thousands)              (In Thousands)
                                                1998          1997          1998          1997
                                             ---------     ---------     ---------     ---------
Net Loss                                     $(25,839)     $ (1,046)     $(32,194)     $ (6,101)
Other Comprehensive Income Items:
Foreign Currency Translation Adjustments          924           219         1,104          (475)
                                             ---------     ---------     ---------     ---------
Comprehensive Loss                           $(24,915)     $   (827)     $(31,090)     $ (6,576)
                                             =========     =========     =========     =========

Segment Reporting
-----------------

         Effective for fiscal year 1999, the Company has adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes new standards for public companies to report information about their operating segments, products and services, geographic areas and major customers. SFAS 131, though effective for the Company in fiscal 1999, is not applied to interim financial statements in the initial year of its application. The adoption of SFAS 131 will have no effect on the Company's consolidated results of operations, financial positions or cash flows.

Derivative Instruments and Hedging Activities
---------------------------------------------

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that derivative instruments be recorded on the balance sheet as either an asset or liability measured at its fair market value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, which in the case of the Company shall be its fiscal year 2001. The effect of SFAS No. 133 on the Company's consolidated financial statements is uncertain.

                      MARKER INTERNATIONAL AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

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

         Gains and losses on foreign currency contracts not intended to be used to hedge operating requirements are reported currently in other income. Gains and losses on foreign currency contracts intended to meet firm commitments are deferred and recognized as part of the cost of the underlying transaction being hedged. As of September 30, 1998, the Company held foreign currency contracts that were not being used to hedge operating requirements. In addition, during the period ended September 30, 1998, the Company sold contracts that were previously designated as hedges. For the six months ended September 30, 1998, the Company recorded aggregate net gains (including realized and unrealized) of approximately $2.0 million.

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

General

         The Company has experienced financial difficulties through the second quarter of fiscal 1999 and thereafter. As a result of such difficulties, there is a substantial risk that the Company will not be able to continue as a going concern. See "Liquidity and Capital Resources."

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

         The Company is in the process of exiting the snowboard business through dissolution and sale of its snowboard subsidiaries and related assets. On July 30, 1998, the Company ceased its snowboard manufacturing operations. On September 10, 1998, the Board of Directors authorized the sale of the snowboard operations of the Company. The Company subsequently entered into a conditional agreement to sell its 80% ownership interest in DNR Sportsystem Ltd. Under the agreement, the Company will sell its shares of DNR Sportsystem Ltd. for nominal consideration and will eliminate all outstanding intercompany balances. All conditions precedent to the closing of the sale have been satisfied and the Company anticipates that the closing will be consummated prior to November 25, 1998. The Company is currently in the process of winding down its remaining snowboard distribution operations and disposing of its snowboard manufacturing facility and related equipment. For the six months ended September 30, 1998, the Company recorded a loss from discontinued operations of approximately $26.3 million. This loss is based upon management's current estimates regarding the ultimate realization of assets and settlement of liabilities on disposal of the snowboard operations. However, actual results could differ from those estimates.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

         The Company plans to temporarily cease binding production at its ski binding manufacturing facility from November 16, 1998 through February 19, 1999 in order to decrease inventory levels. The Company's manufacturing facility, which is located in Germany, will receive financial assistance from the German government which will partially offset expenses that will be incurred during the period that the production assembly line is closed. In connection with a German government program, the German government will compensate employees who are affected by the shutdown of the assembly line while the Company will pay employee taxes and all other fixed costs associated with the factory during this time period.

         Marker Germany receives payment primarily in German marks ("Marks") for ski bindings sold. For subsidiaries of the Company (principally Marker USA and Marker Japan), Marker Germany may allow payment for ski bindings sold to be made in the functional currency of the subsidiary. Marker Germany or the distribution subsidiary, as applicable, routinely enters into forward foreign exchange contracts with financial institutions in order to fix the cost of converting the functional currency to Marks. Sales prices for the ski bindings offered to the subsidiaries and ultimately the price the subsidiaries offer for the sale of the ski bindings to their customers is based upon, among other things, the rate afforded by the forward foreign exchange contracts and market conditions. Accordingly, the relationship of the exchange rate between the functional currency of the subsidiary and the Mark has a direct impact on the cost of the products sold by the distribution subsidiary. As of September 30, 1998, the Company believes it has sufficient forward foreign currency contracts in place to hedge obligations between Marker USA and Marker Germany for fiscal 1999. However, at September 30, 1998, the Company did not have sufficient contracts in place to hedge Marker Japan's and Marker Canada's obligations to Marker Germany. Although such hedging contracts were previously in place the Company decided to sell those contracts and realize a net cash gain. The Company is currently in the process of securing new hedging contracts. There can be no assurance that the Company will be successful in securing hedging contracts in amounts and at rates at least as favorable as the previous contracts. In addition, in the event the Company cannot secure such contracts the Company's earnings will include unrealized gains or losses from remeasuring the foreign currency obligations each period at spot rates.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

contract  rates  and  translation   effects  which  can  vary  as  a  result  of
fluctuations in the exchange rates between the functional currencies of such foreign subsidiaries and the United States dollar ("Dollar").

         For the three months ended September 30, 1998, average exchange rates between the Dollar and the Mark, the Dollar and the Japanese yen ("Yen") and the Dollar and the Canadian dollar ("Canadian") resulted in an effective increase in the value of the Mark against the Dollar of approximately 3%, and a decrease in the value of the Yen against the Dollar and the Canadian against the Dollar of approximately 19% and 9%, respectively, compared to the corresponding period of the prior year. Such currency exchange activity resulted in corresponding fluctuations in the value of the revenues and expenses of Marker Germany, Marker Japan and Marker Canada, when converted to Dollars, compared to the corresponding period of the prior fiscal year.

         For the six months ended September 30, 1998, average exchange rates between the Dollar and the Mark, the Dollar and the Yen, and the Dollar and the Canadian, resulted in an effective decrease in the value of the Mark against the Dollar, the Yen against the Dollar and the Canadian against the Dollar of approximately 1%, 16% and 7%, respectively, compared to the corresponding period of the prior year. Such currency exchange activity resulted in corresponding fluctuations in the value of the revenues and expenses of Marker Germany, Marker Japan and Marker Canada, when converted to Dollars, compared to the corresponding period of the prior fiscal year.

         The Company's business is seasonal in nature. Consistent with this seasonal nature and the ski industry in general, the Company has historically recorded a relatively small percentage of its annual net sales during its first fiscal quarter. The Company historically recorded a majority of its sales during its second and third fiscal quarters and to a lesser extent during its fourth fiscal quarter.

Results of Operations

Comparison  of the three months ended  September  30, 1998 with the three months
--------------------------------------------------------------------------------
ended September 30, 1997 (continuing operations)
------------------------------------------------

         Net sales for the quarter ended September 30, 1998 decreased to $24.0 million, compared to $24.7 million for the corresponding quarter of the prior fiscal year. The decrease in sales is primarily attributable to late deliveries of bindings from Germany to the Company's distribution subsidiaries.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

         Gross profit for the quarter ended September 30, 1998 was $8.2 million, or 34.1% of net sales, compared to $8.3 million, or 33.7% of net sales, for the corresponding period of the prior fiscal year. The slight increase in gross profit percentages resulted from increased ski binding margins offset by lower clothing and soft goods margins. The decrease in clothing and soft goods margins resulted from an increase in close-out product sales, which typically are at lower margins.

         Operating expenses for the three months ended September 30, 1998 increased to $7.8 million, compared to $6.4 million for the same period of the prior fiscal year. The increase relates primarily to legal and advisory fees paid to assist the Company in developing and implementing restructuring plans and negotiating with lenders.

         Interest expense for the three months ended September 30, 1998 increased to $1.7 million, compared to $1.3 million for the corresponding period of the prior fiscal year. This increase was attributable to increased borrowing levels required to satisfy higher working capital requirements due to losses in the snowboard business.

         Other income for the quarter ended September 30, 1998 increased to $1.9 million, compared to expense of $0.3 million for the corresponding period of the prior fiscal year. The increase in other income is primarily the result of realized and unrealized net gains on forward foreign currency contracts.

Comparison of the six months ended September 30, 1998 with the six months ended
-------------------------------------------------------------------------------
September 30, 1997  (continuing operations)
-------------------------------------------

         Net sales for the six months ended September 30, 1998 increased to $26.6 million, compared to $25.1 million for the corresponding period of the prior fiscal year. The increase in sales is primarily attributable to the operations of a new distribution subsidiary in Canada which began operations in January 1998.

         Gross profit for the six months ended September 30, 1998 was $9.2 million, or 34.5% of net sales compared to $8.8 million, or 35.0% of net sales for the corresponding period of the prior fiscal year. The decrease in gross profit was the result of lower clothing and soft goods margins. The decrease in clothing and soft goods margins resulted from an increase in close-out product sales, which typically are at lower margins.

         Operating expenses for the six months ended September 30, 1998 increased to $13.6 million, compared to $12.1 million for the same period of the

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

prior fiscal year. The increase relates primarily to legal and advisory fees paid to assist the Company in developing and implementing restructuring plans and negotiating with lenders.

         Interest expense for the six months ended September 30, 1998 increased to $3.2 million, compared to $2.6 million for the corresponding period of the prior fiscal year. This increase was attributable to increased borrowing levels required to satisfy higher borrowing levels due to losses in the snowboard business.

         Other income for the quarter ended September 30, 1998 increased to $2.2 million, compared to $0.5 million for the corresponding period of the prior fiscal year. The increase in other income is primarily the result of realized and unrealized net gains on forward foreign currency contracts.

Liquidity and Capital Resources

         The Company's primary cash requirements are for raw materials for inventory production, finished goods inventory, funding of accounts receivable, capital expenditures and strategic business acquisitions. Historically, the Company's primary sources of cash for its business activities have been cash flows from operations and borrowings under its lines of credit and term loans.

         At September 30, 1998, the Company had a working capital deficit of ($4.0) million, compared to working capital of $6.7 million at March 31, 1998. This decrease in working capital is due to higher borrowing levels due to losses in the snowboard business.

         As of September 30, 1998, the Company had approximately $71.1 million of outstanding borrowings under its short-term credit facilities. All of such borrowings are secured by inventory and receivables.

         In August, 1998, the Company's maximum borrowing limit on its line of credit with a U.S. bank (the "U.S. Credit Line") was increased by approximately $4.0 million to $33.6 million. On November 12, 1998, the Company entered into a restated credit agreement with the U.S. bank which, among other things, extended the maturity of the credit facility until March 31, 1999, increased the interest rate thereon to the bank's prime rate plus 0.5 percent and waived certain covenants.

         Under the restated credit agreement, the Company agreed to pledge additional collateral, including certain real property owned by the Company. In

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

addition, the Company entered into a lockbox agreement with the bank which requires that all payments from debtors be remitted to a lockbox account. The bank will apply the amounts in the lockbox account to reduce amounts outstanding under the credit agreement. The bank advances funds under the agreement to the Company on a daily basis in accordance with the borrowing base limits established in the agreement.

         On August 1, 1998, the Company's DM 80.0 million (U.S. $47.9 million) line of credit agreement with HypoVereinsbank, Deutsche Bank AG and BFG Bank (together, the "German banks") expired (the "German Credit Line"). As a result of such expiration, the German banks had the right to declare all obligations of the Company under the German Credit Line immediately due and payable. On August 6, 1998, the German banks had notified the Company that they would cancel the German Credit Line and would not extend any further borrowings under such lines. However, after further negotiations, on August 19, 1998, HypoVereinsbank and Deutsche Bank AG agreed in principle to extend their existing lines of credit through March 31, 1999 and to provide a temporary increase in available credit by DM 10 million through November 30, 1998. On October 13, 1998, the Company entered into a final agreement with HypoVereinsbank providing a credit line of DM 56.4 million (U.S. $33.7 million) through March 31, 1999. On November 5, 1998, the Company entered into a final agreement with Deutsche Bank AG providing a credit line of DM 14.8 million (U.S. $8.9 million) through March 31, 1999. Marker Germany agreed to pledge additional collateral to HypoVereinsbank and Deutsche Bank AG consisting of certain intellectual property rights owned by Marker Germany. BFG Bank has not agreed to extend its DM 5.0 million (U.S. $3.0 million) line of credit beyond November 30, 1998. The Company is currently in negotiations with BFG Bank, in an effort to seek extension of this line through March 31, 1999. In the event that the banks do not extend the terms of the Company's U.S. Credit Line and German Credit Line to provide the Company with necessary working capital beyond March 31, 1999, or the Company is unable to borrow amounts under existing credit lines sufficient to fund operations, there is a substantial risk that the Company will not be able to continue as a going concern.

         As part of the overall restructuring of the Company's capital structure, the Company and its banks are continuing to discuss alternatives to mitigate the Company's financial difficulties and the reinstatement or renewal of the credit lines after March 31, 1999. There can be no assurance that satisfactory agreements will be reached between the Company and current or prospective providers of long term debt or equity financing.

         On August 24, 1998, the Company issued and sold 1,000,000 shares of Series B Preferred Stock for an aggregate purchase price of $3,000,000 to Henry

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

E. Tauber, then President of Marker International. The proceeds were used by the Company to repay a short-term loan with HypoVereinsbank. See "Item 2. Changes in Securities and Use of Proceeds."

Year 2000 Computer Issue

         Many currently installed computer systems and software are coded to accept only two digit entries in the date code field. Beginning the year 2000, these date code fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates. As a result, within the next fourteen months, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. The Company is currently assessing the potential impact of Year 2000 on the processing of date-sensitive information by the Company's information systems, manufacturing systems and other ancillary systems. While there can be no assurance that Year 2000 matters will be satisfactorily identified and resolved, the Company currently believes, based on preliminary discussions with its information systems vendors, that Year 2000 issues will not have a material adverse effect on the Company.

         The Company's comprehensive Year 2000 initiative is being managed by a team of internal staff and is designed to ensure that there are no adverse effects on the Company's ability to conduct business. The initiative covers the corporate office network and financial systems, payroll processing, corporate computers, manufacturing systems and telephone systems. In addition, the project includes a review of the Year 2000 compliance efforts of the Company's key suppliers and other principal business partners and, as appropriate, the development of joint business support and continuity plans for Year 2000 issues.

         The Company has brought a number of its systems into Year 2000 compliance, and has established a target date of July 15, 1999 for remediation of all of those systems which are not yet compliant, subject to additional Year 2000 testing and responsive actions. The Company's accounting system is expected to be compliant by July 1999. The Company's ability to meet the target dates is dependent upon the timely provision of necessary upgrades and modifications by its suppliers and contractors. The Company has established a supplier compliance program, and is working with its key suppliers to minimize such risks. The Company currently estimates that it will incur expenses of approximately $150,000 through 1999 in connection with its anticipated Year 2000 efforts. The timing and amount of the Company's expenses may vary and are not necessarily indicative of readiness efforts or progress to date.

         As part of its Year 2000 initiative, the Company is evaluating scenarios that may occur as a result of the century change and is in the process

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

of developing contingency and business continuity plans tailored for Year 2000-related occurrences. The Company believes that some of its significant hardware and software systems are already Year 2000 compliant. The Company believes that the most reasonably likely worst case scenario of failure by the Company or its suppliers to adequately resolve Year 2000 issues would arise from a failure of its order entry and accounts receivable system. Such a failure would require the company to resort to "non-computerized" means to undertake such sales and distribution functions as placing customer orders, and ordering inventory. While the Company believes that it is equipped to operate in such a "non-computerized" mode to address such a failure, there can be no assurance that the Company would not, as a result of such or any other unanticipated Year 2000 failure, suffer from lost revenues, increased operating costs, loss of customers or other business interruptions of a material nature.

         The above information is based on the Company's current best estimates, which were derived using numerous assumptions of future events, including the availability and future costs of certain technological and other resources, third party modification actions and other factors. Given the complexity of these issues and possible as yet unidentified risks, actual results may vary materially from those anticipated and discussed above. Specific factors that might cause such differences include, among others, the availability and costs of personnel trained in this area, the ability to locate and correct all affected computer code, the timing and success of remedial efforts of the Company's third party suppliers and similar uncertainties.

Other Matters

         In August 1998, the Nasdaq Stock Market, Inc. notified the Company of its failure to meet certain minimum financial qualifications required to maintain its listing on the Nasdaq National Market ("Nasdaq"). Nasdaq's continued listing standards require, among other things, net tangible assets of $4.0 million and a minimum bid price of one dollar. As a result of the Company's inability to meet Nasdaq's requirements, shares of the Company's stock ceased to trade on Nasdaq at the close of business on October 28, 1998. The Company's stock currently trades on the OTC Bulletin Board.

         In October 1998, Peter Weaver was appointed President and Chief Executive Officer of Marker International. In this position, Mr. Weaver will be responsible for the Company's world-wide operations. At the time of Mr. Weaver's appointment, Robert Sind, the Company's then acting Chief Operating Officer since June 23, 1998, completed his service with the Company.

         The Company has entered into a five year employment agreement, dated as of October 8, 1998, with Mr. Weaver providing for an annual base salary of

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

$300,000. In addition, on October 23, 1998, Mr. Weaver received options to purchase 900,000 shares of common stock at an exercise price of $0.50 per share, the per share fair market value of the Company's common stock on that date. Options to purchase 600,000 shares become exercisable on April 23, 1999. Of the remaining 300,000 options, 200,000 shares become exercisable after one year of service and 100,000 shares after two years of service.

"Safe Harbor"  Statement Under the Private  Securities  Litigation Reform Act of
1995

         With the exception of historical information (information relating to the Company's financial condition and results of operations at historical dates or for historical periods), the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that necessarily are based on certain assumptions and are subject to certain risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of the factors set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations and the Business Risks described in the Company's Report on Form 10-K for the year ended March 31, 1998 and elsewhere in the Company's filings with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

         On August 24, 1998, the Company issued and sold 1,000,000 shares of its newly created Series B Preferred Stock, $0.01 par value (the "Series B Preferred Stock"), for an aggregate purchase price of $3,000,000 to Henry E. Tauber, the then President of Marker International. Each share of the Series B Preferred Stock is convertible, at the option of the holder, at any time, into shares of common stock of the Company at a rate of one and one-third shares of common stock for each share of Series B Preferred Stock. Allen & Company Incorporated delivered an oral report to the Company concluding that the terms of the sale of the Series B Preferred Stock were fair and reasonable and no less favorable to the Company than those that could have been obtained from an unrelated third party. The proceeds were used by the Company to repay a short-term loan with HypoVereinsbank. The foregoing shares were sold without registration in a transaction qualifying for exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.

         On August 1, 1998, the Company's DM 80.0 million (U.S. $47.9 million) line of credit agreement with HypoVereinsbank, Deutsche Bank AG and BFG Bank (together, the "German banks") expired (the "German Credit Line"). As a result of such expiration, the German banks had the right to declare all obligations of the Company under the German Credit Line immediately due and payable. On August 6, 1998, the German banks had notified the Company that they would cancel the German Credit Line and would not extend any further borrowings under such lines. However, after further negotiations, on August 19, 1998, HypoVereinsbank and Deutsche Bank AG agreed in principle to extend their existing lines of credit through March 31, 1999 and to provide a temporary increase in available credit by DM 10 million through November 30, 1998. On October 13, 1998, the Company entered into a final agreement with HypoVereinsbank providing a credit line of DM 56.4 million (U.S. $33.7 million) through March 31, 1999. On November 5, 1998, the Company entered into a final agreement with Deutsche Bank AG providing a credit line of DM 14.8 million (U.S. $8.9 million) through March 31, 1999. Marker Germany agreed to pledge additional collateral to HypoVereinsbank and Deutsche Bank AG consisting of certain intellectual property rights owned by Marker Germany. BFG Bank has not agreed to extend its DM 5.0 million (U.S. $3.0 million) line of credit beyond November 30, 1998. The Company is currently in negotiations with BFG Bank, in an effort to seek extension of this line through March 31, 1999. In the event that the banks do not extend the terms of the Company's U.S. Credit Line and German Credit Line to provide the Company with necessary working capital beyond March 31, 1999, or the Company is unable to

                           PART II - OTHER INFORMATION

borrow amounts under existing credit lines sufficient to fund operations, there is a substantial risk that the Company will not be able to continue as a going concern. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Item 6.  Exhibits and Reports on Form 8-K.

         a)       Exhibits:
                  ---------
                  10.28 Revolving Credit Agreement dated October 30, 1998, between Marker International and First Security Bank, N.A. (without exhibits).*

                  27       Financial Data Schedule. *

         b)       Reports filed on Form 8-K:

                  Current Report on Form 8-K filed on September 3, 1998 reporting under Item 5 events which occurred in August 1998.

                  Current Report on Form 8-K/A filed on September 11, 1998 which amended and restated in its entirety the Form 8-K filed on September 3, 1998.
----------------------
* Filed herewith.

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

                                                            MARKER INTERNATIONAL
                                                            --------------------
                                                                  Registrant

Dated:  November 20, 1998                /s/  Peter C. Weaver
                                         --------------------
                                         Peter C. Weaver
                                         President and Chief Executive Officer

Dated:  November 20, 1998                /s/  Kevin Hardy
                                         ----------------
                                         Kevin Hardy
                                         Chief Financial Officer