Form 10-Q
period 1998-12-31
MARKER INTERNATIONAL
filed 1999-02-22
CIK 925172

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


    [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998
                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number: 0-24556


                              MARKER INTERNATIONAL
             (Exact name of registrant as specified in its charter)

                    Utah                                        87-0372759
(State or other jurisdiction of incorporation or            (I.R.S. Employer
              organization)                                 Identification No.)

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
                      Yes X              No
                         ---               ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class of Common Stock                 Outstanding at February 18, 1999
         ---------------------                 --------------------------------
     Common Stock, $0.01 par value                       11,140,577

                              MARKER INTERNATIONAL

                                TABLE OF CONTENTS

                         Part I - Financial Information

         Item 1.   Financial Statements                                                                   Page
                                                                                                          ----
                           Condensed Consolidated Balance Sheets
                                    As of December 31, 1998 and March 31, 1998                             3

                           Condensed Consolidated Statements of Operations
                                    For the Three and Nine Months Ended
                                    December 31, 1998 and 1997                                             5

                           Condensed Consolidated Statements of Cash Flows
                                    For the Nine Months Ended
                                    December 31, 1998 and 1997                                             7

                           Notes to Condensed Consolidated Financial Statements                            8


         Item 2.   Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                                      16


                                            Part II - Other Information


         Item 6.   Exhibits and Reports on Form 8-K                                                       25

         Signatures                                                                                       26


                         PART I - FINANCIAL INFORMATION

                      MARKER INTERNATIONAL AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

--------------------------------------------------------------------------------

                                     ASSETS

                                                                                 December 31,           March 31,
                                                                                    1998                  1998
                                                                                 -----------           ----------

CURRENT ASSETS:
     Cash and cash equivalents                                                 $    5,746            $    4,241
     Accounts receivable, net of allowance for doubtful
         accounts of $2,146 and $1,697, respectively                               40,506                31,710
     Inventories                                                                   32,381                37,223
     Prepaid and other current assets                                               1,378                 4,440
                                                                               ----------            ----------
              Total current assets                                                 80,011                77,614
                                                                               ----------            ----------

PROPERTY, PLANT AND EQUIPMENT:
     Land                                                                             386                 1,050
     Building and improvements                                                      5,969                 7,581
     Machinery and equipment                                                       21,046                21,222
     Furniture, fixtures and office equipment                                       5,579                 4,582
                                                                               ----------            ----------
                                                                                   32,980                34,435
     Less accumulated depreciation and amortization                               (19,909)              (16,733)
                                                                               ----------            ----------
              Net property, plant and equipment                                    13,071                17,702
                                                                               ----------            ----------

INTANGIBLE ASSETS, net of accumulated amortization                                      -                 7,877
                                                                               ----------            ----------

OTHER ASSETS                                                                        1,277                 1,927
                                                                               ----------            ----------
                                                                               $   94,359            $  105,120
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

                      MARKER INTERNATIONAL AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in Thousands)
                                   (Unaudited)

--------------------------------------------------------------------------------

                 LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

                                                                                December 31,            March 31,
                                                                                    1998                  1998
                                                                                -----------            ----------
CURRENT LIABILITIES:
     Notes payable to banks                                                    $   70,384             $   48,645
     Current maturities of long-term debt                                           2,635                  3,512
     Current maturities of Series A Bonds, issued to a
         related party                                                              5,373                  4,500
     Accounts payable                                                               5,911                  6,381
     Other current liabilities                                                      7,314                  7,830
                                                                               ----------             ----------
              Total current liabilities                                            91,617                 70,868
                                                                               ----------             ----------

LONG-TERM DEBT,  net of current maturities                                          8,092                 14,898
                                                                               ----------             ----------

SERIES A BONDS, net of current maturities, issued to a related party                6,567                  5,500
                                                                               ----------             ----------

OTHER LONG-TERM LIABILITIES                                                         1,881                      -
                                                                                ---------             ----------

REDEEMABLE SERIES B PREFERRED STOCK                                                 3,000                      -
                                                                               ----------             ----------

MINORITY INTEREST                                                                       -                  1,447
                                                                               ----------             ----------

SHAREHOLDERS' (DEFICIT) EQUITY:
     Common stock                                                                     111                    111
     Additional paid-in capital                                                    36,299                 36,299
     Accumulated deficit                                                          (51,875)               (16,471)
     Cumulative foreign currency translation adjustments                           (1,333)                (7,532)
                                                                               -----------            -----------
              Total shareholders' (deficit) equity                                (16,798)                12,407
                                                                               -----------            -----------
                                                                               $   94,359             $  105,120
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

                      MARKER INTERNATIONAL AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                             For the Three Months               For the Nine Months
                                                             Ended December 31,                 Ended December 31,
                                                             --------------------------        -------------------------
                                                               1998              1997             1998              1997
                                                            ---------         ---------        ---------          -------
NET SALES                                                   $ 30,302          $ 33,376         $ 56,898          $ 58,504
COST OF SALES                                                 22,090            22,173           39,498            38,512
                                                            --------          --------         --------          --------
GROSS PROFIT                                                   8,212            11,203           17,400            19,992
                                                            --------          --------         --------          --------

OPERATING EXPENSES:
     Selling                                                   4,841             4,092           10,250             9,569
     General and administrative                                3,901             1,825           10,090             6,330
     Research and development                                    578               540            1,836             1,939
     Warehousing and shipping                                    735               530            1,519             1,229
                                                            --------          --------         --------          --------
                                                              10,055             6,987           23,695            19,067
                                                            --------          --------         --------          --------

OPERATING (LOSS) INCOME                                       (1,843)            4,216           (6,295)              925
                                                            --------          --------         --------          --------
OTHER (EXPENSE) INCOME:
     Interest expense                                         (2,106)           (1,517)          (5,332)           (4,087)
     Other, net                                                  593               156            2,751               654
                                                            --------          --------         --------          --------
                                                              (1,513)           (1,361)          (2,581)           (3,433)
                                                            --------          --------         --------          --------
(LOSS) INCOME FROM CONTINUING
    OPERATIONS BEFORE INCOME TAXES                            (3,356)            2,855           (8,876)           (2,508)
(PROVISION) BENEFIT FOR INCOME TAXES                            (522)           (1,028)            (851)            1,046
                                                            --------          --------         --------          =-------
(LOSS) INCOME FROM CONTINUING OPERATIONS
                                                              (3,878)            1,827           (9,727)           (1,462)
                                                            --------          --------         --------          --------

DISCONTINUED OPERATIONS:
     Income (Loss) from operations of
         discontinued snowboard business, net of                   -             1,111           (1,484)           (1,701)
         income taxes
      Income (Loss) on disposal of snowboard
         business                                                769                 -          (24,092)                -
                                                             -------          --------         --------          --------

INCOME (LOSS) FROM DISCONTINUED OPERATIONS
                                                                 769           1,111            (25,576)           (1,701)
                                                            --------          --------         --------         ---------

NET (LOSS) INCOME                                           $ (3,109)         $  2,938         $(35,303)         $ (3,163)
                                                            ========          ========         ========         =========

      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                      MARKER INTERNATIONAL AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                             For the Three Months               For the Nine Months
                                                             Ended December 31,                 Ended December 31,
                                                            ---------------------=-----        ------------------------
                                                               1998             1997              1998            1997
                                                            ---------         ---------        ---------        --------

(LOSS) INCOME PER COMMON SHARE  (Both Basic and
     Diluted):

     (Loss) income from continuing operations             $  (0.35)         $   0.16         $  (0.87)         $  (0.13)
                                                          -----------       ----------       ----------        ----------

     Income (loss) from operations of discontinued
     snowboard business                                          -              0.10            (0.13)            (0.15)
     Income (loss) on disposal of snowboard
         business                                             0.07                 -            (2.17)                -
                                                          -----------       ----------       ----------        ----------

     Income (loss) from discontinued operations               0.07              0.10            (2.30)            (0.15)
                                                          -----------       ----------       ----------        ----------

     Net (loss) income                                    $  (0.28)         $   0.26         $  (3.17)         $  (0.28)
                                                          ===========       ==========       ==========        ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (both basic
     and diluted)                                       11,140,577        11,130,577       11,134,504        11,129,694
                                                       ===========       ===========       ==========        ==========

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

                      MARKER INTERNATIONAL AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                      For the Nine Months
                                                                                      Ended December 31,
                                                                                      --------------------------
                                                                                          1998             1997
                                                                                         ------           ------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                           $ (35,303)        $(3,163)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Minority interest                                                                        -             (65)
     Gain (loss) on sale of property, plant and equipment                                   680             (89)
     Depreciation and amortization                                                        2,344           3,841


     Loss on write-off of goodwill and intangibles                                        8,487               -
     Change in assets and liabilities:
        Increase in accounts receivable, net                                             (7,575)        (20,646)
        Decrease (increase) in inventories                                                6,481          (7,042)
        Decrease (increase) in prepaid and other assets                                   3,983          (3,767)
        Increase in accounts payable                                                        690             605
        Decrease in other current liabilities                                            (1,567)         (2,735)
        Increase in other liabilities                                                     2,154               -
                                                                                       --------         -------
NET CASH USED IN OPERATING ACTIVITIES                                                   (19,626)        (33,061)
                                                                                       --------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                                          (2,856)         (5,694)
     Proceeds from disposition of equipment                                               4,434           3,768
                                                                                       --------         -------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                       1,578         (1,926)
                                                                                       --------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings on notes payable to banks                                            18,456          27,729
     Proceeds from issuance of preferred stock                                            3,000               -
     Proceeds from issuance of common stock                                                   -               6
     Proceeds from issuance of long-term debt                                               710           3,173
     Principal payments on long-term debt                                                (9,376)         (3,072)
                                                                                       --------         -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                12,790          27,836
                                                                                       --------         -------

Effect of foreign exchange rate changes on cash and cash equivalents                      6,763         (1,161)
                                                                                       --------         -------
Net increase (decrease) in cash and cash equivalents                                      1,505         (8,312)
Cash and cash equivalents at beginning of period                                          4,241          13,532
                                                                                       --------         -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $   5,746        $  5,220
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

                      MARKER INTERNATIONAL AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

Note 1.  Interim Financial Statements

         The accompanying condensed consolidated financial statements include the accounts of Marker International and its subsidiaries (the "Company"). The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally required in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary to fairly present the financial position, results of operations and cash flows for the periods presented.

         The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has continued to experience financial difficulties through the third quarter of fiscal 1999 and thereafter. As discussed in Note 2, the Company has renegotiated certain bank credit agreements to increase the borrowing limits and extend the maturity to March 31, 1999 of loans made pursuant to such agreements. However, significant risks exist that these credit agreements will not provide the Company with the necessary working capital beyond March 31, 1999 or that the Company will be unable to borrow amounts under these agreements sufficient to fund operations during the remaining terms of these agreements. As a result, there is a substantial risk that the Company will not be able to continue as a going concern.

         The results of operations for the three and nine months ended December 31, 1998 are not necessarily indicative of the results for the full fiscal year. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K as filed with the SEC.

Note 2.  Recent Events

Credit Agreements
-----------------

         In August 1998, the Company's maximum borrowing limit on its line of credit with a U.S. bank (the "U.S. Credit Line") was increased by approximately $4.0 million to $33.6 million. On November 12, 1998, the Company entered into a restated credit agreement with the U.S. bank which, among other things, extended

                      MARKER INTERNATIONAL AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

the maturity of the credit facility until March 31, 1999, increased the interest rate thereon to the bank's prime rate plus 0.5 percent and waived the Company's non-compliance with certain covenants.

         Under the restated credit agreement, the Company agreed to pledge additional collateral, including certain real property owned by the Company. In addition, the Company entered into a lockbox agreement with the U.S. bank, which requires that all payments from debtors be remitted to a lockbox account from which amounts are applied to reduce amounts outstanding under the credit agreement. The bank advances funds under the agreement to the Company on a daily basis in accordance with the borrowing base limits established under the agreement.

         On August 19, 1998, HypoVereinsbank and Deutsche Bank AG agreed in principle to extend their existing lines of credit through March 31, 1999 and to provide a temporary increase in available credit of DM 10.0 million through November 30, 1998. On October 13, 1998, the Company entered into a final agreement with HypoVereinsbank providing a credit line of DM 56.4 million (U.S. $33.7 million) through March 31, 1999. On November 5, 1998, the Company entered into a final agreement with Deutsche Bank AG providing a credit line of DM 14.8 million (U.S. $8.9 million) through March 31, 1999. Marker Germany agreed to pledge additional collateral to HypoVereinsbank and Deutsche Bank AG consisting of certain intellectual property rights owned by Marker Germany. On November 25, 1998, BFG Bank agreed to extend its DM 5.0 million (U.S. $3.0 million) line of credit through March 31, 1999. In the event that the banks do not extend the terms of the Company's U.S. Credit Line and German credit lines to provide the Company with necessary working capital beyond March 31, 1999, or the Company is unable to borrow amounts under existing credit lines sufficient to fund operations, there is a substantial risk that the Company will not be able to continue as a going concern.

         As of January 31, 1999, the Company was not in compliance with a minimum tangible net worth covenant under a $3.0 million Canadian Dollar (U.S. $2.0) line of credit agreement with the Royal Bank of Canada. The Company is in discussions with the bank to obtain a waiver from the bank for the period of time of its non-compliance with the covenant. In the event that non-compliance is not cured or waived, the bank may exercise its rights to demand payment of all amounts outstanding under the credit agreement and/or foreclose on the Company's assets which are pledged as collateral under the agreement which could also lead to cross-defaults under the Company's other credit arrangements. In that event, there can be no assurance that the Company will be able to continue as a going concern.

         As  part  of  the  overall   restructuring  of  the  Company's  capital
structure,  the Company and its banks are continuing to discuss  alternatives to

                      MARKER INTERNATIONAL AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)



mitigate the Company's financial difficulties and the reinstatement or renewal of the credit lines after March 31, 1999. There can be no assurance that satisfactory agreements will be reached between the Company and current or prospective providers of long term debt or equity financing.

Discontinued Operations
-----------------------

         The Company is in the process of exiting the snowboard business through dissolution and sale of its snowboard subsidiaries and related assets. On September 10, 1998, the Board of Directors authorized the disposition of the entire snowboard operations of the Company. On December 14, 1998, the Company sold its 80% interest in DNR Sportsystem Ltd. for nominal consideration and the elimination of all outstanding intercompany balances. On December 31, 1998, the Company sold the building and land that housed the Company's snowboard manufacturing operations for $3.1 million. On January 14, 1999, the leased snowboard manufacturing equipment was disposed of through an auction and the net proceeds of the auction were paid to the equipment lessor. The Company has a remaining obligation of $2.2 million to the lessor, which is included in the liabilities of continuing operations. The Company is currently in the process of winding down its remaining snowboard distribution operations.

         The components of net assets (liabilities) of discontinued operations included in the condensed consolidated balance sheets at December 31, 1998 and March 31, 1998 were as follows:

                                                     December 31,             March 31,
                                                         1998                   1998
                                                       --------               --------
                                                               (in thousands)
         Accounts receivable, net                       $ 1,146              $  3,468
         Inventories                                      1,094                 4,995
         Prepaid and other current assets                   309                 1,611
         Current portion of long-term debt               (1,016)                 (751)
         Accounts payable                                (1,827)               (2,276)
         Other current liabilities                       (1,501)               (1,650)
                                                       --------             ---------
                  Net current (liabilities) assets      $(1,795)             $  5,397
                                                       ========             =========

         Net property, plant and equipment              $     -              $  4,538
         Intangible assets, net                               -                 7,909
         Other assets                                         -                   273
         Long-term liabilities                                -                (2,320)
         Minority interest                                    -                (1,447)
                                                       --------             ---------
                  Net long-term assets                  $     -              $  8,953
                                                       ========             =========

                      MARKER INTERNATIONAL AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

         As of December 31, 1998, the liabilities of the discontinued operations exceeded the assets by approximately $1.8 million. The net losses of these operations prior to September 1998 are included in the condensed consolidated statements of operations under "income (loss) from operations of discontinued snowboard business." Revenues from the discontinued operations were approximately $1.3 million and $6.0 million for the three months ended December 31, 1998 and 1997, respectively, and $3.9 million and $12.1 million for the nine months ended December 31, 1998 and 1997, respectively. The income (loss) from operations of discontinued snowboard operations for the three and nine months ended December 31, 1997, net of income taxes, were approximately $1.1 million and $(1.7) million, respectively. The income (loss) on disposal of the snowboard business reflected in the condensed consolidated statements of operations includes the write-down of assets and the estimated and revised costs of disposing of these operations. For the nine months ended December 31, 1998, the significant components of this loss include: the write-off of intangible assets, the write-down of the Company's investment in DNR Sportsystem Ltd., the realization of foreign currency translation losses, the write-down of inventories and receivables, reserves for losses on terminating noncancelable operating leases and the write-down of property and equipment. For the three months ended December 31, 1998, the income on the disposal of the snowboard business relates to actual disposition results being more favorable than previous estimates and revisions to management's estimate of future losses attributable to the disposal of the snowboard business. The disposal estimates represent management's current best estimates of the potential loss based upon available information. However, actual results could differ from those estimates.

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

                      MARKER INTERNATIONAL AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

         At the election of a majority of the holders of the Series B Preferred Stock, the Company shall be required to redeem each year, beginning September 1, 2003, and on each September 1 thereafter, 25% of the total number of outstanding shares at a price per share equal to $3.00 (subject to certain adjustments) plus all accrued and unpaid cumulative dividends. Election of the holder to have such stock redeemed shall be made by giving the Company written notice not less than 45 days prior to the first redemption date and each redemption date thereafter.

Series A Bonds - Issued to a Related Party
------------------------------------------

         Pursuant to an extension agreement dated September 3, 1998, between the Company and the holder of the Series A Bonds, payment terms of the Series A Bonds issued by the Company were extended as follows:

                                          December 31, 1998
                                          -----------------
                                    Bonds Payable    Bonds Payable       Bond Payment Date         Bond Payment Date
                                    Japanese Yen      U.S. Dollars       Prior to Extension           As Extended
                                    ------------      ------------       ------------------           -----------
                                     (In 000's)        (In 000's)
Series A-1 Bonds
         Certificate #5                270,947           $ 2,388           October 1, 1998           October 1, 1999
         Certificate #6                270,947             2,388           October 1, 1999           October 1, 2000
                                       -------             -----
Total Series A-1 Bonds                 541,894             4,776
                                       -------             -----

Series A-2 Bonds
         Certificate #3                338,683             2,985           December 16, 1998         December 15, 1999
         Certificate #4                338,683             2,985           December 16, 1999         December 15, 2000
                                       -------             -----
Total Series A-2 Bonds                 677,366             5,970
                                       -------             -----

Series A-3 Bonds
         Certificate #1                135,473             1,194           December 16, 1999         December 16, 2001
                                       -------             -----
Total Series A Bonds                 1,354,733           $11,940
                                     =========           =======

         The holder of the Series A Bonds elected, under the terms of the extension agreement, to convert the bonds from United States dollar denominated bonds to Japanese yen denominated bonds. The conversion of the Bonds from $10.0 million U.S. Dollars to 1,354,733,330 Japanese Yen was made effective on September 30, 1998. This Yen denominated obligation currently remains unhedged and any gains or losses resulting from fluctuations in exchange rates are recorded in income. As of December 31, 1998, the Company recorded an unrealized loss of approximately $1.9 million.

                      MARKER INTERNATIONAL AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

Appointment of Peter C. Weaver
------------------------------

         In October 1998, Peter Weaver was appointed President and Chief Executive Officer of Marker International. In this position, Mr. Weaver is responsible for the Company's world-wide operations. At the time of Mr. Weaver's appointment, Robert Sind, the Company's then acting Chief Operating Officer since June 23, 1998, completed his service with the Company.

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

Note 4.  Inventories

         Inventories include direct materials, direct labor and manufacturing overhead costs and are recorded at the lower of cost (using the first-in, first-out method) or market. The major classes of inventories, including inventories of the discontinued operations, are as follows (in thousands):
                                    December 31, 1998             March 31, 1998
                                   -------------------            --------------
         Raw materials                $      231                  $    1,411
         Work in process                   2,932                       2,306
         Finished goods                   29,218                      33,506
                                      ----------                  ----------
                                      $   32,381                  $   37,223
                                      ==========                  ==========

                      MARKER INTERNATIONAL AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

Note 5.  Earnings per Share

         For the three and nine months ended December 31, 1998, options and warrants to purchase 1,556,800 shares of common stock were not included in the computation of diluted net income (loss) per common share because the exercise prices of such options and warrants were greater than the average market price of common shares or because the Company incurred a net loss. Net income (loss) has been adjusted for accrued dividends on Series B Preferred Stock of $101,250 for the three and nine months ended December 31, 1998.

Note 6.  Recent Accounting Pronouncements

Comprehensive Income
--------------------

         As of April 1, 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income." The following table displays components of the Company's comprehensive income for the three and nine month periods ended December 31, 1998 and 1997:

                                                             Three Months Ended                  Nine Months Ended
                                                                December 31,                       December 31,
                                                            ------------------------          -------------------------
                                                                  (In Thousands)                     (In Thousands)
                                                               1998             1997              1998             1997
                                                               ----             ----              ----             ----
Net (loss) income                                           $(3,109)           $2,938         $(35,303)          $(3,163)

Other Comprehensive Income Items:

Foreign Currency Translation Adjustments                       (463)             (495)             380              (970)
                                                            -------            ------         --------           -------
Comprehensive Loss                                          $(3,572)           $2,443         $(34,923)          $(4,133)
                                                            =======            ======         ========           =======

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

         Derivative financial instruments held by the Company are generally used to manage well-defined foreign exchange and interest rate risks which occur in the normal course of business. From time to time, the Company has entered into transactions involving derivative instruments that require speculative accounting treatment. Forward foreign exchange contracts are used by the Company to reduce the potential impact of unfavorable fluctuations in foreign exchange rates. The Company has off balance sheet commitments to buy and sell foreign currencies relating to foreign exchange contracts in order to hedge against future currency fluctuations.

         Gains and losses on foreign currency contracts not intended to be used to hedge operating requirements are reported currently in other income. Gains and losses on foreign currency contracts intended to meet firm commitments are deferred and recognized as part of the cost of the underlying transaction being hedged. As of December 31, 1998, the Company held foreign currency contracts that were not being used to hedge operating requirements. In addition, during the nine month period ended December 31, 1998, the Company sold contracts that were previously designated as hedges. For the nine months ended December 31, 1998, the Company recorded aggregate net gains (including realized and unrealized) of approximately $2.8 million.

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

General

         The Company has experienced financial difficulties through the third quarter of fiscal 1999 and thereafter. As a result of such difficulties, there is a substantial risk that the Company will not be able to continue as a going concern. See "Liquidity and Capital Resources."

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

         The Company is in the process of exiting the snowboard business through dissolution and sale of its snowboard subsidiaries and related assets. On September 10, 1998, the Board of Directors authorized the disposition of the entire snowboard operations of the Company. On December 14, 1998, the Company sold its 80% interest in DNR Sportsystem for nominal consideration and the elimination of all outstanding intercompany balances. On December 31, 1998, the Company sold the building and land that housed the Company's snowboard manufacturing operations for $3.1 million. On January 14, 1999, the leased snowboard manufacturing equipment was disposed of through an auction and the net proceeds of the auction were paid to the equipment lessor. The Company has a remaining obligation of $2.2 million to the lessor, which is included in the liabilities of continuing operations. The Company is currently in the process of winding down its remaining snowboard distribution operations. For the nine months ended December 31, 1998, the Company recorded a loss from discontinued operations of approximately $25.6 million. This loss is based upon management's current estimates regarding the ultimate realization from the sale of remaining assets and the settlement of liabilities on disposal of the snowboard operations. However, actual results could differ from those estimates.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

         The Company temporarily ceased binding production at its ski binding manufacturing facility as of November 16, 1998. The Company plans to resume binding production in April 1999. This temporary production shutdown was scheduled in order to decrease inventory levels. The Company's manufacturing facility, which is located in Germany, receives financial assistance from the German government which partially offsets expenses that are incurred during the period that the production assembly line is closed. In connection with a German government program, the German government compensates employees who are affected by the shutdown of the assembly line while the Company pays employee taxes and all other fixed costs associated with the factory during this time period.

         Marker Germany receives payment primarily in German marks ("Marks") for ski bindings sold. For subsidiaries of the Company (principally Marker USA and Marker Japan), Marker Germany may allow payment for ski bindings sold to be made in the functional currency of the subsidiary. Marker Germany or the distribution subsidiary, as applicable, routinely enters into forward foreign exchange contracts with financial institutions in order to fix the cost of converting the functional currency to Marks. Sales prices for the ski bindings offered to the subsidiaries and ultimately the price the subsidiaries offer for the sale of the ski bindings to their customers is based upon, among other things, the rate afforded by the forward foreign exchange contracts and market conditions. Accordingly, the relationship of the exchange rate between the functional currency of the subsidiary and the Mark has a direct impact on the cost of the products sold by the distribution subsidiary. As of December 31, 1998, the Company believes it had sufficient forward foreign currency contracts in place to hedge obligations between Marker USA and Marker Germany; and Marker Japan and Marker Germany through fiscal 2000. However, at December 31, 1998, the Company did not have sufficient contracts in place to hedge Marker Canada's obligations to Marker Germany. Although such hedging contracts were previously in place, the Company decided to sell those contracts and realize a net cash gain. The Company is currently in the process of securing new hedging contracts. There can be no assurance that the Company will be successful in securing hedging contracts in amounts and at rates at least as favorable as the previous contracts. In addition, in the event the Company cannot secure such contracts, the Company's earnings will include unrealized gains or losses from remeasuring the foreign currency obligations each period at spot rates.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

results of operations are subject to fluctuations in forward foreign exchange contract rates and translation effects which can vary as a result of fluctuations in the exchange rates between the functional currencies of such foreign subsidiaries and the United States dollar ("Dollar").

         For the three months ended December 31, 1998, average exchange rates between the Dollar and the Mark, the Dollar and the Japanese yen ("Yen") and the Dollar and the Canadian dollar ("Canadian") resulted in an effective increase in the value of the Mark against the Dollar and the Yen against the dollar of approximately 5.2% and 4.9%, respectively, and a decrease in the Canadian against the Dollar of approximately 9.5%, compared to the corresponding period of the prior year. Such currency exchange activity resulted in corresponding fluctuations in the value of the revenues and expenses of Marker Germany, Marker Japan and Marker Canada, when converted to Dollars, compared to the corresponding period of the prior fiscal year.

         For the nine months ended December 31, 1998, average exchange rates between the Dollar and the Mark, the Dollar and the Yen, and the Dollar and the Canadian, resulted in an effective increase in the value of the Mark against the Dollar of approximately 1.1%, and a decrease in the Yen against the Dollar and the Canadian against the Dollar of approximately 8.8% and 7.8%, respectively, compared to the corresponding period of the prior year. Such currency exchange activity resulted in corresponding fluctuations in the value of the revenues and expenses of Marker Germany, Marker Japan and Marker Canada, when converted to Dollars, compared to the corresponding period of the prior fiscal year.

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

Results of Operations

Comparison of the three months ended December 31, 1998 with the three months ended December 31, 1997 (continuing operations)
--------------------------------------------------------------------------------

         Net sales from continuing operations for the quarter ended December 31, 1998 decreased to $30.3 million, compared to $33.4 million for the corresponding quarter of the prior fiscal year. The decrease in sales is primarily attributable to unseasonably warm weather in the United States during the quarter and to lower sales to independent distributors in Asia and Europe due to an overall market decline.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

         Gross profit for the quarter ended December 31, 1998 was $8.2 million, or 27.1% of net sales, compared to $11.2 million, or 33.5% of net sales, for the corresponding period of the prior fiscal year. The decrease in gross profit percentage primarily resulted from unabsorbed fixed costs related to the temporary shutdown of the production line and to an increase in inventory reserves for closeout inventory.

         Operating expenses for the three months ended December 31, 1998 increased to $10.1 million, compared to $7.0 million for the same period of the prior fiscal year. The increase resulted primarily from (i) legal and advisory fees paid to assist the Company in developing and implementing restructuring plans and negotiating with lenders, and (ii) to the operations of a new distribution subsidiary in Canada which began operations in January 1998.

         Interest expense for the three months ended December 31, 1998 increased to $2.1 million, compared to $1.5 million for the corresponding period of the prior fiscal year. This increase was attributable to increased average borrowing levels required to satisfy higher working capital requirements due to losses in the snowboard business and a higher interest rate applied on the U.S. credit line.

         Other income for the three months ended December 31, 1998 increased to $0.6 million, compared to $0.2 million for the corresponding period of the prior fiscal year. The increase in other income is primarily the result of realized and unrealized net gains on forward foreign currency contracts.

Comparison of the nine months ended December 31, 1998 with the nine months ended December 31, 1997 (continuing operations)
--------------------------------------------------------------------------------

         Net sales from continuing operations for the nine months ended December 31, 1998 decreased to $56.9 million, compared to $58.5 million for the corresponding period of the prior fiscal year. The decrease in sales is primarily attributable to unseasonably warm weather in the United States during the fall and early winter months and lower sales to distributors in Asia and Europe due to an overall market decline.

         Gross profit for the nine months ended December 31, 1998 was $17.4 million, or 30.6% of net sales, compared to $20.0 million, or 34.2% of net sales, for the corresponding period of the prior fiscal year. The decrease in gross profit resulted primarily from (i) unabsorbed fixed costs related to the temporary shutdown of the production line, (ii) increased inventory reserves for closeout inventory, and (iii) lower margins from the sale of the Company's clothing and soft goods products. The decrease in clothing and soft goods margins resulted from an increase in close-out product sales, which typically are at lower margins.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

         Operating expenses for the nine months ended December 31, 1998 increased to $23.7 million, compared to $19.1 million for the same period of the prior fiscal year. The increase resulted primarily from (i) legal and advisory fees paid to assist the Company in developing and implementing restructuring plans and negotiating with lenders, and (ii) the operations of a new distribution subsidiary in Canada which began operations in January 1998.

         Interest expense for the nine months ended December 31, 1998 increased to $5.3 million, compared to $4.1 million for the corresponding period of the prior fiscal year. This increase was attributable to increased average borrowing levels required to satisfy higher working capital requirements due to losses in the snowboard business and a higher interest rate applied on the U.S. credit line.

         Other income for the nine months ended December 31, 1998 increased to $2.8 million, compared to $0.7 million for the corresponding period of the prior fiscal year. The increase in other income is primarily the result of realized and unrealized net gains on forward foreign currency contracts.

Liquidity and Capital Resources

         The Company's primary cash requirements are for raw materials for inventory production, finished goods inventory, funding of accounts receivable, and capital expenditures. Historically, the Company's primary sources of cash for its business activities have been cash flows from operations and borrowings under its lines of credit and term loans.

         At December 31, 1998, the Company had a working capital deficit of $11.6 million, compared to working capital of $6.7 million at March 31, 1998. This decrease in working capital is due to higher borrowing levels due to losses in the snowboard business.

         As of December 31, 1998, the Company had approximately $70.4 million of outstanding borrowings under its short-term credit facilities. All of such borrowings are secured by inventory and receivables.

         On November 12, 1998, the Company entered into a restated credit agreement with the U.S. bank which, among other things, extended the maturity of the credit facility until March 31, 1999, increased the interest rate thereon to the bank's prime rate plus 0.5 percent and waived the Company's non-compliance with certain covenants.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

         Under the restated credit agreement, the Company agreed to pledge additional collateral, including certain real property owned by the Company. In addition, the Company entered into a lockbox agreement with the U.S. bank, which requires that all payments from debtors be remitted to a lockbox account from which amounts are applied to reduce amounts outstanding under the credit agreement. The bank advances funds under the agreement to the Company on a daily basis in accordance with the borrowing base limits established in the agreement.

         On August 19, 1998, HypoVereinsbank and Deutsche Bank AG agreed in principle to extend their existing lines of credit through March 31, 1999 and to provide a temporary increase in available credit of DM 10.0 million through November 30, 1998. On October 13, 1998, the Company entered into a final agreement with HypoVereinsbank providing a credit line of DM 56.4 million (U.S. $33.7 million) through March 31, 1999. On November 5, 1998, the Company entered into a final agreement with Deutsche Bank AG providing a credit line of DM 14.8 million (U.S. $8.9 million) through March 31, 1999. Marker Germany agreed to pledge additional collateral to HypoVereinsbank and Deutsche Bank AG consisting of certain intellectual property rights owned by Marker Germany. On November 25, 1998, BFG Bank agreed to extend its DM 5.0 million (U.S. $3.0 million) line of credit through March 31, 1999. In the event that the banks do not extend the terms of the Company's U.S. Credit Line and German credit lines to provide the Company with necessary working capital beyond March 31, 1999, or the Company is unable to borrow amounts under existing credit lines sufficient to fund operations, there is a substantial risk that the Company will not be able to continue as a going concern.

         As of January 31, 1999, the Company was not in compliance with a minimum tangible net worth covenant under a $3.0 million Canadian Dollar (U.S. $2.0) line of credit agreement with the Royal Bank of Canada. The Company is in discussions with the bank to obtain a waiver from the bank for the period of time of its non-compliance with the covenant. In the event that non-compliance is not cured or waived, the bank may exercise its rights to demand payment of all amounts and/or foreclose on the Company's assets which are pledged as collateral under the agreement which could also lead to cross-defaults under the Company's other credit arrangements. In that event, there can be no assurance that the Company will be able to continue as a going concern.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

Year 2000 Computer Issue

         Many currently installed computer systems and software are coded to accept only two digit entries in the date code field. Beginning the year 2000, these date code fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates. As a result, within the next ten months, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. The Company is currently assessing the potential impact of Year 2000 on the processing of date-sensitive information by the Company's information systems, manufacturing systems and other ancillary systems. While there can be no assurance that Year 2000 matters will be satisfactorily identified and resolved, the Company currently believes, based on preliminary discussions with its information systems vendors, that Year 2000 issues will not have a material adverse effect on the Company.

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

         The Company has brought a number of its systems into Year 2000 compliance, and has established a target date of July 15, 1999 for remediation of all of those systems which are not yet compliant, subject to additional Year 2000 testing and responsive actions. The Company's accounting system is expected to be compliant by July 1999. The Company's ability to meet the target dates is dependent upon the timely provision of necessary upgrades and modifications by its suppliers and contractors. The Company has established a supplier compliance program and is working with its key suppliers to minimize such risks. The
Company currently estimates that it will incur expenses of approximately $300,000 through 1999 in connection with its anticipated Year 2000 efforts. The timing and amount of the Company's expenses may vary and are not necessarily indicative of readiness efforts or progress to date.

         As part of its Year 2000 initiative, the Company is evaluating scenarios that may occur as a result of the century change and is in the process of developing contingency and business continuity plans tailored for Year 2000-related occurrences. The Company believes that some of its significant

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

hardware and software systems are Year 2000 compliant. The Company believes that the most reasonably likely worst case scenario of failure by the Company or its suppliers to adequately resolve Year 2000 issues would arise from a failure of its order entry and accounts receivable system. Such a failure would require the company to resort to "non-computerized" means to undertake such sales and distribution functions as placing customer orders and ordering inventory. While the Company believes that it is equipped to operate in such a "non-computerized" mode to address such a failure, there can be no assurance that the Company would not, as a result of such or any other unanticipated Year 2000 failure, suffer from lost revenues, increased operating costs, loss of customers or other business interruptions of a material nature.

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

         In October 1998, Peter Weaver was appointed President and Chief Executive Officer of Marker International. In this position, Mr. Weaver is responsible for the Company's world-wide operations. At the time of Mr. Weaver's appointment, Robert Sind, the Company's then acting Chief Operating Officer since June 23, 1998, completed his service with the Company.

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

         Effective December 10, 1998, the Company repriced 656,800 of its outstanding options to the closing price for that date of $0.5625.

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

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         a)       Exhibits:
                  ---------
                  27       Financial Data Schedule. *

         b)       Reports filed on Form 8-K:

                  Current Report on Form 8-K filed on December 14, 1998 reporting under Item 2 the sale of its 80% interest in DNR Sportsystem Ltd.

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

                                                           MARKER INTERNATIONAL
                                                           --------------------
                                                                Registrant

Dated:  February 18, 1998             /s/  Peter C. Weaver
                                      --------------------
                                      Peter C. Weaver
                                      President and Chief Executive Officer

Dated:  February 18, 1998             /s/  Kevin Hardy
                                      ----------------
                                      Kevin Hardy
                                      Chief Financial Officer