Form 10-K
period 1999-03-31
MARKER INTERNATIONAL
filed 1999-07-14
CIK 925172

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

       [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    For the fiscal year ended March 31, 1999
                                       OR
       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the transition period from       to
                                              ------   ------
                         Commission File Number: 0-24556
                              MARKER INTERNATIONAL
             (Exact name of registrant as specified in its charter)

               Utah                                     87-0372759
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                     Identification No.)

         1070 West 2300 South
         Salt Lake City, Utah                              84119
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

         The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 1999 (based upon the average of closing bid and ask prices as of such date) was $4,344,825.

         The number of shares of Common Stock outstanding as of June 30, 1999 was 11,140,577.

                   Documents incorporated by reference: None.

                                    FORM 10-K
                              MARKER INTERNATIONAL
                              --------------------
                                TABLE OF CONTENTS
                                -----------------
                                     PART I
                                                                                    Page
                                                                                    ----

ITEM 1              Business..........................................................3


ITEM 2              Properties.......................................................14


ITEM 3              Legal Proceedings................................................15


ITEM 4              Submission of Matters to a Vote of Security Holders..............16

                                     PART II

ITEM 5              Market for the Registrant's Common Equity
                              and Related Stockholder Matters........................17


ITEM 6              Selected Consolidated Financial Data.............................19


ITEM 7              Management's Discussion and Analysis of Consolidated
                              Financial Condition and Results of Operations..........20


ITEM 7A             Quantitative and Qualitative Disclosures about Market Risk.......29


ITEM 8              Consolidated Financial Statements and
                              Supplementary Data.....................................30


ITEM 9              Changes in and Disagreements with Accountants
                              on Accounting and Financial Disclosure.................30

                                    PART III

ITEM 10             Directors and Executive Officers of the Registrant...............31


ITEM 11             Executive Compensation...........................................33


ITEM 12             Security Ownership of Certain Beneficial
                              Owners and Management..................................36


ITEM 13             Certain Relationships and Related Transactions...................36

                                     PART IV

ITEM 14             Exhibits, Consolidated Financial Statement
                              Schedules and Reports on Form 8-K......................40


SIGNATURES...........................................................................48

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

         Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this Annual Report on Form 10-K. Statements in this Annual Report, particularly in "Item 1. Business," "Item 3. Legal Proceedings," the Notes to Consolidated Financial Statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," describe certain factors, among others, that could contribute to or cause such differences. Other factors that could contribute to or cause such differences include, but are not limited to, unanticipated developments in any one or more of the following areas: ability to secure financing, the rate and consumer acceptance of new product introductions, competition, the number and nature of customers and their product orders, pricing, foreign manufacturing, sourcing and sales (including foreign government regulation, trade and importation concerns and fluctuation in exchange rates), borrowing costs, changes in taxes due to changes in the mix of U.S. and non-U.S. revenue, pending or threatened litigation, the availability of key personnel and other risks factors which may be detailed from time to time in the Company's Securities and Exchange Commission filings.

         Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

Item 1.  Business

Recent Events

         Letter of Intent with CT Sports Holding AG - On March 7, 1999, Marker International ("Marker" or the "Company") signed a letter of intent with CT Sports Holding AG, a Swiss company ("CT Sports"), pursuant to which the Company will transfer substantially all of its assets and certain liabilities under a confirmed chapter 11 plan of reorganization to a newly formed entity ("Newco"). In exchange, Marker will receive a 15% equity interest in Newco, subject to possible adjustment. The remaining 85% equity interest in Newco will be issued to CT Sports in exchange for $15 million in cash (subject to reduction by $1,025,501 as a result of the consummation of the transactions under the Marker Canada, Ltd. ("Marker Canada") Shareholders Agreement described below). CT Sports is a newly formed entity owned by Tecnica S.p.A. and H.D. Cleven, the principal shareholder of the Volkl Group.

         Under the letter of intent, Marker International, DNR USA, Inc. ("DNR USA"), and DNR North America, Inc. ("DNR North America") are required to file a petition for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") within 14 days of the execution of a definitive purchase agreement. Following the execution of the purchase agreement, Marker will be obligated to pay a $1.0 million break-up fee to CT Sports if the acquisition is not consummated and (i) Marker consummates any plan of reorganization other than the plan agreed upon by CT Sports, or (ii) Marker consummates any sale of its stock or assets other than as contemplated by the purchase agreement upon terms more favorable to the shareholders of Marker (an "Alternative Sale"). Marker will not be obligated to pay the break-up fee if Marker's failure to consummate the acquisition is due to (i) circumstances beyond its control, Marker is not in material breach of the purchase agreement and Marker has not consummated an Alternative Sale, or (ii) a material breach by CT Sports of the purchase agreement. Marker is also required to reimburse CT Sports and its affiliates for actual costs and expenses incurred by them in connection with the acquisition unless (i) either the letter of intent or the purchase agreement is terminated in accordance with terms or as a result of a material breach by CT Sports, or
(ii) CT Sports elects to abandon the acquisition.

         The letter of intent requires a period of exclusivity and cooperation from Marker. There are numerous conditions to CT Sport's obligation to consummate the acquisition. Such conditions include, but are not limited to, (a) Newco entering into employment agreements with key members of Marker's management, (b) satisfactory due diligence, (c) there not being any material adverse change in the business of the Company, (d) Marker and CT Sports entering into lockup agreements with a majority of Marker's shareholders and (e) acceptable pre-bankruptcy agreements with key creditors.

         Marker is currently in the process of negotiating the terms and conditions of a definitive purchase agreement with CT Sports and is negotiating with certain of its creditors in order to satisfy certain of the conditions precedent to the acquisition. There can be no assurance that Marker will enter into a definitive purchase agreement with CT Sports on the terms contemplated in the letter of intent or that Marker will be able to satisfy the conditions precedent under any such agreement.

         The transaction does not require the Company's other subsidiaries, including Marker USA, Marker Japan, Marker Ltd., Marker Austria GmbH ("Marker Austria"), Marker Canada and Marker Deutschland GmbH ("Marker Germany"), to file a voluntary petition for relief under Chapter 11 and, therefore, the Company currently does not anticipate filing voluntary petitions for these subsidiaries.

         Sale of Marker Canada Interest - On June 18, 1999, CT Sports, Marker International, Marker Canada and Lapointe Rosenstein, as escrow agent, entered into a shareholders agreement (the "Shareholders Agreement") pursuant to which CT Sports purchased 200 class "A" shares of Marker Canada for a purchase price of Cdn $1.5 million (U.S. $1.0 million). The 200 class "A" shares represent 66.66% of the outstanding voting and participating shares of Marker Canada. The remaining 100 class "A" shares, representing 33.33% of the outstanding and voting shares, are held by the Company. The purpose of this transaction was to provide working capital to Marker Canada.

         CT Sports will hold its 200 shares in the name of and on the behalf of Marker International GmbH (in foundation), which upon formation will be deemed to be the shareholder of such shares. The purchase price of Cdn $1.5 million (U.S. $1.0 million) will be deducted from the U.S. $15 million required to be contributed by CT Sports to Newco pursuant to the purchase agreement between the Company and Newco (the "Asset Purchase Agreement"). CT Sports has the option (the "Option") to require Marker to sell to CT Sports all of Marker's 100 shares of Marker Canada for a purchase price of Cdn $750,000 (U.S. $0.5 million), less all amounts then payable by Marker or any of its subsidiaries to Marker Canada, CT Sports or any subsidiary or affiliate of CT Sports. The Option is exercisable if (i) the transactions contemplated by the Asset Purchase Agreement are not consummated on or before December 31, 1999, (ii) Marker or any of its subsidiaries is acquired by, merges with or sells all or a substantial part of its assets or securities to a person other than CT Sports, its subsidiaries or affiliates, (iii) Marker makes a motion or application in the bankruptcy court to reject the Option, or (iv) Marker contests the validity or enforceability of the Option or denies it has any obligations under the Shareholders Agreement.

         In connection with the Shareholders Agreement, each of Marker, Tecnica S.p.A. and the Volkl Group entered into distribution agreements with Marker Canada granting Marker Canada the exclusive right to distribute certain products in Canada for a period of five years.

         License of Apparel Business - On March 8, 1999, the Company and Marker Ltd., a wholly-owned subsidiary of Marker, entered into a license agreement granting Ski & Sports Recreation Company, L.L.C. ("SSRC") an exclusive, worldwide right to manufacture, market and sell the Company's clothing, gloves and luggage products (the "Apparel Business") utilizing the Marker tradename in return for royalty payments equal to a percentage of net sales which ranges from 3% to 5%. The initial term of the agreement is from April 1, 1999 through March 31, 2009 and is automatically extended for additional one year periods unless sooner terminated by either party in accordance with the agreement. The Company has the right to terminate the license agreement in the event annual sales fall below a certain level. In addition, the Company has an option for the 24 month period commencing on April 1, 1999 and ending on March 31, 2001 to acquire by assignment all of the rights of SSRC under the license agreement for a formula price based upon earnings before interest and taxes as set forth in the Option and Right of First Refusal Agreement dated March 8, 1999 between the Company and Marker Ltd. and SSRC. Further, the Company has a right of first refusal through March 31, 2002 as to any sale or transfer of the business and assets used by SSRC for the manufacture, sale and marketing of the Apparel Business. In connection with the license agreement, SSRC agreed to purchase certain assets of Marker Ltd. for $859,000, of which $450,000 was paid at closing, $204,500 was due on July 10, 1999 (but remains unpaid) and $204,500 is due on August 31, 1999. With respect to certain Olympic inventory, SSRC agreed to pay 60% to 75% of the net sales price to the Company as the sales price is received.

         Marker Germany and Marker Austria Stockholder's Deficit - As of March 31, 1999, Marker Germany and Marker Austria, on a stand alone unconsolidated basis, each had a net stockholder's deficit. Under the applicable foreign laws and regulations, in order to avoid bankruptcy proceedings, these entities require additional capital infusions. Marker and CT Sports are in the process of negotiating the Asset Purchase Agreement and debt restructuring arrangements with certain of Marker's creditors. If successful, these negotiations will result in capital infusions which will increase the stockholder's equity of these entities. There can be no assurance that the Company will be successful in increasing stockholder's equity at a level sufficient to avoid such bankruptcy proceedings.

         Non-compliance with Debt Covenants / Defaults / Debt Restructuring - As of March 31, 1999, the Company was not in compliance with a minimum tangible net worth covenant under a $3.0 million Canadian Dollar (U.S. $2.0 million) line of credit agreement with the Royal Bank of Canada ("Royal Bank"). The Company was also not in compliance with margin requirements under the same line of credit as of March 31, 1999. On June 22, 1999, the Royal Bank notified the Company of several terms and conditions that it requires the Company to meet in order for the Royal Bank to continue to provide financing to the Company. The Company is currently in the process of attempting to comply with the terms and conditions that the Royal Bank has outlined in its letter and is in the process of negotiating with a new lender in order to obtain financing. In the event that non-compliance is not cured or waived, the Royal Bank may exercise its rights to demand payment of all amounts due and/or foreclose on the Company's assets which are pledged as collateral under the agreement which could also lead to cross-defaults under the Company's other credit arrangements. There can be no assurance that the Company will be able to cure its non-compliance, reach a satisfactory agreement with Royal Bank or secure financing from a new lender.

         On April 15, 1999, the Company did not make a required principal and interest payment of DM 900,000 (U.S. $496,000) on a note payable to HypoVereinsbank, New York. On April 16, 1999, HypoVereinsbank notified the Company that the nonpayment of principal and interest constituted a default under the terms of the note and that the entire balance of DM 6.4 million (U.S. $3.5 million) was immediately due and payable. As a result, HypoVereinsbank applied the proceeds of a time deposit that was held as security by the bank in the amount of $2.0 million against the outstanding balance due on the note. The Company is currently negotiating with HypoVereinsbank to restructure the outstanding balance. In the event that an agreement is not reached, HypoVereinsbank could proceed to obtain a judgment against the Company and force the Company into an involuntary bankruptcy. There can be no assurance that the Company will reach a satisfactory agreement with HypoVereinsbank.

         The Company did not make the required interest payments of $125,000 due in October 1998 and $125,000 due in April 1999 on the Series A Bonds. As a result, the bondholder has the right to declare the Series A Bonds in default and accelerate the entire outstanding balance of $11.4 million plus accrued interest. On March 26, 1999, CT Sports entered into a restructuring agreement with the bondholder which is contingent, among other things, Marker entering into a definitive purchase agreement with CT Sports. Under the agreement the Series A Bonds will be reduced to an aggregate principal amount of $5,750,000 and payable in four equal annual installments of $750,000 with $2,750,000 payable after 5 years. The agreement also requires interest payments at 2% per annum during the first four years, and thereafter a variable rate not exceeding the prime rate on commercial loans in Japan plus 0.5%. The agreement also requires that certain personal guarantees of Eiichi Isomura on Marker Japan's debt obligations be satisfied commencing on the sixth anniversary of the bankruptcy court confirming a plan of reorganization. There can be no assurance that the bondholder will not declare the Series A Bonds in default and accelerate the outstanding balance.

         Subsequent to March 31, 1999 the Company notified M&T Bank and KeyBank, banks with which the Company had certain foreign exchange arrangements, that the Company would be unable to utilize its foreign exchange contracts as originally intended. As a result, on May 25, 1999 M&T Bank terminated the foreign exchange netting agreement (the "Netting Agreement") dated May 1, 1997 with the Company. Pursuant to its rights under the Netting Agreement, M&T Bank canceled and closed out all outstanding foreign exchange contracts for a loss of $3.7 million as of May 21, 1999 and demanded immediate payment of this amount. Although the Company is currently negotiating with M&T Bank to restructure this obligation, there can be no assurance that the Company will reach a satisfactory agreement with M&T Bank. In the event that an agreement is not reached, M&T could proceed to obtain a judgment against the Company and force the Company into an involuntary bankruptcy. As of June 30, 1999, the aggregate loss on foreign exchange contracts with M&T Bank and KeyBank totaled approximately $5.1 million. The loss on the KeyBank contracts will continue to fluctuate as a result of changes in the exchange rates.

         The Company is not in compliance with several loan covenants under the terms and conditions of the revolving credit agreement among the Company, its U.S. subsidiaries and First Security Bank. On June 14, 1999, First Security Bank notified the Company that the termination of the Netting Agreement with M&T Bank constituted a default under the revolving credit facility. Also, as of June 30,1999, the Company's outstanding balance on its line of credit exceeded the available borrowing base for a period greater than the ten day mandatory repayment period allowed under the revolving credit agreement which also constitutes a default. As of July 14, 1999, First Security Bank had not declared the line of credit in default, but has reserved the right to do so. In the event that the bank declares the line of credit in default, the bank can exercise its rights to demand payment of all amounts due under the revolving credit agreement, foreclose on the Company's assets which are pledged as collateral under the agreement, or force the Company into an involuntary bankruptcy. There can be no assurance that the Company will be able to cure its non-compliance or reach a satisfactory agreement with the bank.

         On March 31, 1999, the Company's DM 58.7 million (U.S. $32.3 million) line of credit with HypoVereinsbank, Deutsche Bank AG and BFG Bank expired. HypoVereinsbank and Deutsche Bank AG have agreed to extend the credit line through August 31, 1999 based on numerous conditions. Such conditions include, but are not limited to, (i) the consummation of the transactions contemplated by the Asset Purchase Agreement (ii) Marker and CT Sports entering into lockup agreements with a majority of Marker's shareholders and acceptable pre-bankruptcy agreements with key creditors, and (iii) product purchase guarantees by CT Sports. There can be no assurance that the Company will be successful in meeting these conditions. In the event that the Company is unable to meet these conditions, the German banks could terminate the bank line immediately and force the Company into an involuntary bankruptcy.

         On January 14, 1999, the Company, in coordination with Zions First National Bank ("Zions") disposed of its leased snowboard equipment through an auction. The net proceeds of the auction were paid to Zions. The balance of $1.8 million was to be paid according to the original terms of the lease. On March 17, 1999, the Company signed an agreement with Zions whereby the Company would make a lump sum payment of $170,000 on or before July 1 as full settlement of the remaining lease obligation of $1.7 million. On June 30, 1999, the Company signed a revised agreement with Zions whereby the Company paid $30,000 on June 30, 1999, and must pay the remaining $140,000 on or before October 1, 1999. In the event this payment is not made, the Company remains liable for the entire $1.7 million obligation. There can be no assurance that the Company will be able to satisfy its obligation to pay the remaining $140,000 to Zions by October 1, 1999.

         Although the Company is seeking to alleviate its current fiscal problems by, among other things, restructuring the Company's obligations, obtaining additional financing, entering into the Asset Purchase Agreement with CT Sports, and filing a voluntary petition for relief under Chapter 11 of the United States Code, there can be no assurance that the Company will be successful in such endeavors or that the Company will not be forced into an involuntary bankruptcy. Accordingly, there is substantial doubt that the Company will be able to continue as a going concern.

General

         Marker is a leading designer, developer, manufacturer and marketer of alpine ski bindings in North America, Europe and Asia. Marker International is a holding company which operates its business through its subsidiaries, Marker Germany, Marker USA, Marker Japan, Marker Austria and Marker Canada (see "Recent Events" regarding the sale of 66.66% of the equity interests in Marker Canada). Substantially all of the Company's ski bindings are manufactured by Marker Germany, which also distributes bindings in Germany, to subsidiaries of the Company, and to independent distributors in countries where the Company does not have a distribution subsidiary.

         In addition, prior to September 1998, Marker designed, developed, manufactured and marketed snowboards, Interface Step-in SystemsTM, traditional snowboard bindings and snowboard boots. Marker operated its snowboard business through DNR Sportsystem Ltd. ("DNR Sportsystem"), an 80% owned subsidiary of Marker AG, a wholly-owned subsidiary of the Company, and Marker's wholly-owned subsidiaries, DNR USA, Inc. ("DNR USA"), DNR North America, Inc. ("DNR North America") and DNR Japan Co., Ltd. ("DNR Japan"). DNR Sportsystem designed, developed and distributed snowboards and related products. DNR USA manufactured snowboards for distribution under the Santa CruzTM and MarkerTM brand names. DNR North America and DNR Japan, through their own sales force, marketed snowboards, Interface Step-in SystemsTM, snowboard bindings and boots directly to retailers in the United States and Japan, respectively. The Company has substantially completed the process of exiting the snowboard business through dissolution and sale of its snowboard subsidiaries and related assets. On December 14, 1998, the Company sold its 80% interest in DNR Sportsystem Ltd. for nominal consideration and the elimination of all outstanding intercompany balances. On December 31, 1998, the Company sold the building and land that housed the Company's snowboard manufacturing operations for $3.1 million. On January 14, 1999, the Company's leased snowboard manufacturing equipment was disposed of through an auction and the net proceeds of the auction were paid to the equipment lessor. The Company has a remaining obligation of $1.7 million to the lessor, which is included in the liabilities of continuing operations. The Company is currently in the process of collecting its remaining outstanding snowboard receivables of $171,000, net of allowance for doubtful accounts, as of March 31, 1999, which will complete the Company's exit from the snowboard business.

         The Company was incorporated in 1981 under the laws of the State of Utah. The Company's principal executive offices are located at 1070 West 2300 South, Salt Lake City, Utah 84119 and its telephone number is (801) 972-2100.

Products

         Ski Bindings
         ------------

         The Company designs, develops, manufactures and distributes ski bindings consisting of more than 25 high quality models. The models range from high performance racing models, such as the Logic CP Biometric M9.1 Turbo SC RacingTM and other top-end models featuring the Company's patented Selective Control SystemTM, BiometricTM Programmed Upward Release and Comshock PistonTM, to the children's M9 model. Suggested retail prices in the United States of such models range from $120 to $395.

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

         Marker bindings feature LogicTM, BiometricTM, Edge Pressure SystemTM and Gliding AFDTM technology. The Company's patented technology tightly couples the ski boot and binding, resulting in a binding system that is designed not to be affected by contamination between the ski boot and binding and provide more power to the ski, less fatigue to the skier.

         Soft Goods
         ----------

         The Company designed, distributed and marketed apparel for adults, gloves and ski and non-ski luggage. The Company's clothing line featured quality, functional and versatile performance wear for year-round sports and recreational activities available at a wide range of prices.

         The Company's apparel lines, gloves and luggage were sold year round to retailers mainly in the United States through Marker Ltd.'s own sales force.

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

         Effective April 1, 1999, the Company licensed Ski & Sports Recreation Company, L.L.C. to manufacture and sell apparel, luggage and gloves utilizing the Marker trademark. See "Recent Events."

Marketing

         The Company actively advertises and markets its products. The Company spends the majority of its advertising budget on advertisements in ski magazines, such as Skiing Magazine, Ski Magazine and Powder Magazine in the United States, and similar magazines in foreign markets.

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

         To foster the recognition of the Marker brand name, the Company also establishes endorsement relationships with national ski teams and racing professionals. These endorsement contracts typically run from one to two years and provide for a base payment to the racer, with additional payments for placing in a competition. Racers using and endorsing Marker bindings have been among the winners in World Cup, World Championship and Olympic competitions. Many of the United States' best-known skiers, including 1998 Olympic Super G Gold medalist Picabo Street, three-time World Cup Champion and Olympic Gold medalist Phil Mahre, World Champions Steve Mahre and Tamara McKinney and Olympic Gold medalist Stein Eriksen, endorse and use Marker bindings. Skiers endorsing and using Marker bindings, as in prior years, were very successful in the 1999 Alpine Ski World Championship held in Vail, Colorado in February 1999, winning 4 Gold, 4 Silver and 2 Bronze medals out of 10 events.

         Skiers endorsing and using Marker bindings also excelled in the season long 1999 FIS World Cup competition. Alexandra Meissnitzer of Austria is the 1999 Women's Overall World Cup Champion, as well as the 1999 World Cup Giant Slalom and Super G Champion. Athletes endorsing and using Marker bindings won many World Cup trophies again in 1999 on the World Cup circuit. These athletes scored 24 wins, finished second 21 times and finished third 18 times out of 69 World Cup events (33 men, 36 women) in 1999. The Company believes that winning World Cup, World Championship and Olympic competitions at places like St. Anton, Sestrieres and Vail increases the Company's visibility in the marketplace. Marker engineers also use these competitions as opportunities to work with the Marker skiers to develop new products and to test and refine prototypes, with the goal of benefiting skiers of all levels.

Sales

         Approximately 65% of the Company's total ski binding orders for each fiscal year are obtained through its "Pre-Season Sales Program," which runs from February 1st through September 15th. In clothing, luggage and gloves, approximately 75% of the total orders for a fiscal year are obtained during this period. The volume of orders is affected by the volume of the retailers' prior season's sales and inventory levels. Marker bindings ordered under the Pre-Season Sales Program are shipped to retailers from March through November and are recorded by the Company as sales on the date of shipment. This results in the recording of the majority of the Company's annual sales during its second and third fiscal quarters. Although certain of Marker's customers have contributed significantly to the Company's sales, no customer represented more than 10% of its sales in any of the last three years.

         Approximately 30% of the Company's total ski binding orders for each fiscal year are obtained through its "Reorder Program," which includes products ordered after September 15th and shipped before March 31st of each year.

Bindings sold under the Reorder Program usually include models in the Company's existing inventory and products which will be discontinued in the upcoming season. The success of the Reorder Program primarily affects the Company's third and fourth fiscal quarter results.

         Approximately 5% of the Company's total ski binding orders for each fiscal year are obtained through its Shop and Pro Programs, which offer reduced pricing on the Company's products to retail ski shop employees, ski instructors and other professionals in the industry. The Company believes that recommendations from sales persons and professional skiers can be an important factor in influencing consumer decisions to purchase a particular binding brand.

         Sales of the Company's snowboard products historically occurred during the February 1st through September 15th pre-season period.

Product Development and Intellectual Property

         In order to maintain its leadership position and to continue to offer technologically advanced ski bindings, the Company continues to devote resources to improving and developing its current products and those it will use in the future. The Company's research, development and design of ski bindings is managed by the Company's Research and Development Department (the "R&D Department") at the Company's plant in Eschenlohe, Germany. The Company has developed all of its proprietary technology used in manufacturing Marker ski bindings. During fiscal years 1999, 1998 and 1997, the Company's research and development expenses from continuing operations were approximately $2.8 million, $3.0 million, and $3.0 million, respectively.

         Product development is a result of the integrated efforts of the Company's R&D, manufacturing and sales departments, all of which work together to generate new ideas to be incorporated into the Company's products. The Company also regularly receives suggestions from ski racers who use the Company's products. After the Company decides to use a new component in a product, the R&D Department, with the assistance of machine shop personnel, integrates the mechanical process and refines the product design and mechanism of the developing product. Simultaneously with the development of the internal mechanisms of its products, the Company usually engages an outside firm to assist in the determination of colors and the integration of shape with the new technology.

         The Company has a state-of-the-art laboratory used for testing products in the development stage, as well as products currently on the market. Additionally, the laboratory technicians regularly test products produced by the Company's competitors.

         The R&D Department continually develops new components for which the Company may obtain patents. The Company typically files its patent applications in the name of Marker International or the appropriate subsidiary. Patent applications have been filed in the United States, Germany, Japan and, in certain cases, the countries in which the Company's competitors manufacture ski bindings. The Company has filed more than 17 patent applications over the past three years and currently has over 93 families of patents and patent applications covering its technology filed in numerous countries around the world, of which over 29 are devoted to technology currently in use by the Company. In addition, the Company owns 56 applied and registered trademarks, of which 21 are used for our current product line.

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

Competition

         The Company competes on the basis of the quality, technology, brand name recognition and performance of its ski bindings and related products. Other competitive factors include marketing and distribution methods, customer service and the management of sales promotion activities.

         The Company devotes resources to establishing and maintaining strong relationships with retailers and shop personnel through sales clinics, technical training and certification, and discounted prices to shop personnel. The Company believes that its strong relationship with retailers and shop personnel gives the Company's ski products advantageous shelf space in certain retail outlets and recommendations from shop personnel.

         The Company's primary competitors are Salomon, Tyrolia/Head, Rossignol and ESS/Atomic. Certain of the Company's competitors offer other ski equipment in addition to ski bindings. Based upon market surveys of the alpine ski binding market in the United States (computed in dollars), the Company estimates that its share of the alpine ski binding market was more than 45% for the 1998/99 ski season. Foreign market surveys available to the Company indicate that its alpine ski binding market share for such period was more than 40% in Germany and approximately 20% in Japan.

         Due to existing technological and manufacturing barriers, as well as the difficulty of overcoming lack of brand recognition and quality concerns, the Company does not anticipate the entry of significant new competitors into the ski binding market.

Raw Materials

         The Company requires various readily available metals and plastics to manufacture its ski bindings. The Company furnishes its suppliers with the tooling for the metals and moldings for the plastics used in production. The suppliers then provide the Company with the required parts. The Company believes it is not dependent on any one supplier or any group of suppliers for the raw materials necessary to manufacture its bindings.

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

Working Capital

         Historically, the Company satisfied its working capital needs from credit facilities obtained from banks as addressed in Management's Discussion and Analysis, set forth in Item 7, below. The Company currently has inadequate working capital to fund operations and service repayment of debt (see "Recent Events").

Employees and Labor Relations

         As of March 31, 1999, the Company had 530 full-time and part-time employees. Subsequent to March 31, 1999, the Company reduced its headcount by 95 employees through a severance program. The severance program is part of an overall restructuring plan that the Company is in the process of implementing in order to reduce its cost structure. None of the Company's employees are unionized. In Germany, where approximately 335 individuals are currently employed by the Company, the employees are represented by a worker's council. As required by German law, one of the council members is paid by the Company to represent the interests of the workers. The Company believes that its relations with its employees are good.

Regulations

         Federal, state and local environmental regulations have not had, and are not expected to have, any material adverse effect upon the expenditures, earnings or competitive position of the Company.

Foreign and Domestic Operations and Exports

         Information regarding the Company's operations and assets by geographic region for the fiscal years ended March 31, 1999, 1998 and 1997 appears in Note 12 of the Notes to Consolidated Financial Statements contained herein.

Item 2.  Properties

         The Company owns its 57,000 square foot combined headquarters and western United States distribution facility located in Salt Lake City, Utah, which was constructed in fiscal 1995. The Company's headquarters and distribution facility is for sale. The Company also leases an 8,600 square foot warehouse in Manchester, New Hampshire for use as its eastern United States distribution hub. The Company believes that the New Hampshire warehouse space is adequate to meet the needs of the Company's eastern customers.

         Marker Germany leases a 124,146 square foot office, research and development and manufacturing facility in Germany. Nearly all of the Company's binding products are manufactured at this facility which houses technologically advanced production and quality assurance machinery. The Company believes that the facility is well suited to meet the manufacturing needs of the Company and is presently utilized at approximately 65% of total capacity. The lease for the manufacturing facility expires in 2012.

         Marker Japan leases three offices in Japan from which sales and distribution activities are directed. These offices are located in the cities of Tokyo, Sapporo and Osaka and comprise approximately 3,500, 500 and 675 square feet, respectively. In addition, Marker Japan leases warehouse space for inventory storage in Tokyo and Osaka totaling approximately 12,900 and 1,075 square feet, respectively. Management believes that these facilities are suitable for the required operational needs of Marker Japan.

         The Company owned a 56,608 square foot snowboard manufacturing facility located on approximately five acres of land it owned adjacent to the Company's headquarters in Salt Lake City. On December 31, 1998, the Company sold the building and land that housed the Company's snowboard manufacturing operations for $3.1 million.

         During fiscal year 1999, the Company leased a 4,700 square foot facility in St-Laurent, Quebec, to house sales and administration staff for Marker Canada. Warehouse space in Canada is leased as needed from a public warehouse.

Item 3.  Legal Proceedings

         On March 22, 1999, Pierro G. Ruffinengo filed a breach of contract lawsuit against the Company and certain of its officers and directors in the Third Judicial District Court in Salt Lake City, Utah. The plaintiff, who provided legal and consulting services to the Company from 1982 to 1998, is claiming monetary damages and also claiming an ownership interest in several patents. The Company is currently involved in settlement negotiations with Mr. Ruffinengo. Based on a review of the current facts and circumstances, management has provided for what is believed to be a reasonable estimate of the exposure to loss associated with this matter. There can be no assurance that the Company will reach a satisfactory settlement with the plaintiff.

         On May 11, 1999, Marker was served with a subpoena to provide documents and records to a Grand Jury in the United States District Court, Northern Division for District of Utah. The subpoena requests documents and records to be produced regarding certain individuals with respect to The Salt Lake City
Olympic Organizing Committee, Salt Lake City Olympic Bid Committee and the International Olympic Committee. The Company believes that it has submitted all the required documentation. Although to date the Company has not received additional correspondence from either The Salt Lake City Olympic Organization Committee, the Salt Lake City Olympic Bid Committee, the International Olympic Committee or the Grand Jury regarding this matter, there can be no assurance that these matters will not be pursued further.

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

         In the opinion of the Company, neither the Company nor any of its subsidiaries is currently a party to or subject to any other material pending legal proceedings. However, the Company is not in compliance with certain financial covenants and in default under its obligations to certain creditors (see "Business - Recent Events"). Any legal proceeding resulting from such non-compliance and such defaults would have a material adverse effect on the Company's ability to continue its operations.

         The nature of the sport of skiing entails inherent risks of injury. It is expected that the Company from time to time will be subject to claims and lawsuits as a result of the nature of its businesses. The Company maintains insurance that it believes meets industry standards to protect itself against product liability claims. The adequacy of the insurance coverage and reserves established by the Company to cover known, as well as incurred but unknown, product liability claims are evaluated at the end of each fiscal year. There can be no assurance, however, that such coverages or reserves will be sufficient protection against any future legal proceedings (including any related payments, settlements or costs).

Item 4.  Submission of Matters to Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered in this report.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The Company's common stock traded on the Nasdaq National Market under the symbol "MRKR" until October 28, 1998. The following table sets forth the high and low closing sale prices of the common stock, as reported by the Nasdaq National Market, for the calendar periods indicated, in dollars:

                           Quarter Ended               High              Low
                           -------------              ------            -----
                        1997
                        ----
                           March 31                 $   5.75         $   4.13
                           June 30                      4.88             2.75
                           September 30                 7.25             3.13
                           December 31                  5.63             3.41
                        1998
                        ----
                           March 31                     4.50             3.13
                           June 30                      3.69             1.63
                           September 30                 2.13              .38


         From October 29, 1998, until the date hereof, the Company's common stock has been quoted on the over-the-counter bulletin board. The following table sets forth the high and low closing prices of the common stock, as quoted on the over-the-counter bulletin board, for the calendar periods indicated, in dollars.

                         Quarter Ended                 High              Low
                         -------------                ------            -----
                        1998
                           December 31             $   1.13          $   .42
                         1999
                           March 31                     .78              .42
                           June 30                      .59              .25


         Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

         Based upon information available from the Company's registrar and transfer agent, the Company estimates that at June 30, 1999 there were approximately 1,800 holders of record of the Company's common stock.

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

                                                            Consolidated Income Statement Data for Fiscal Year Ended March 31,
                                                           ---------------------------------------------------------------------
                                                              1999            1998           1997          1996           1995
                                                           ---------       ---------      ---------     ---------      ---------
Net sales                                                  $  74,167       $  81,401      $  83,076     $  87,911      $  83,962
Cost of sales                                                 54,638          54,460         50,441        52,608         48,878
                                                           ---------       ---------      ---------     ---------      ---------
Gross profit                                                  19,529          26,941         32,635        35,303         35,084
                                                           ---------       ---------      ---------     ---------      ---------
Operating expenses:
   Selling                                                    15,275          13,065         14,730        14,592         13,049
   General and administrative                                 15,401           7,475          8,616        10,559          9,314
   Research and development                                    2,756           3,003          2,996         2,762          2,349
   Warehousing and shipping                                    2,020           1,660          1,617         1,566          1,455
                                                           ---------       ---------      ---------     ---------      ---------
      Total operating expenses                                35,452          25,203         27,959        29,479         26,167
                                                           ---------       ---------      ---------     ---------      ---------
Operating (loss) income                                      (15,923)          1,738          4,676         5,824          8,917
                                                           ---------       ---------      ---------     ---------      ---------
Other income (expense):
   Interest expense                                           (6,637)         (5,746)        (5,109)       (5,193)        (4,999)
   Other, net                                                  1,508              33          2,814         2,072          1,584
                                                           ---------       ---------      ---------     ---------      ---------
      Total other income (expense)                            (5,129)         (5,713)        (2,295)       (3,121)        (3,415)
                                                           ---------       ---------      ---------     ---------      ---------
(Loss) income from  continuing  operations
   before  income taxes and  cumulative
   effect of accounting change                               (21,052)         (3,975)         2,381         2,703          5,502
Provision for income taxes                                    (1,458)         (1,158)          (700)         (609)        (1,395)
                                                           ---------       ---------      ---------     ---------      ---------
(Loss) income from continuing operations before
   cumulative effect of accounting change                    (22,510)         (5,133)         1,681         2,094          4,107
Cumulative effect of accounting change, net of tax               --              --             --           (266)           --
                                                           ---------       ---------      ---------     ---------      ---------
(Loss) income from continuing operations                     (22,510)         (5,133)         1,681         1,828          4,107
                                                           ---------       ---------      ---------     ---------      ---------
Discontinued operations:
  (Loss) income from operations of discontinued
     snowboard business, net of income taxes                  (1,484)        (12,196)         2,921         1,595            --
  Loss on disposal of snowboard business                     (24,024)            --             --            --             --
                                                           ---------       ---------      ---------     ---------      ---------
(Loss) income from discontinued operations                   (25,508)        (12,196)         2,921         1,595            --
                                                           ---------       ---------      ---------     ---------      ---------
Net (loss) income                                          $ (48,018)      $ (17,329)     $   4,602     $   3,423      $   4,107
                                                           =========       =========      =========     =========      =========
Net (loss) income applicable to common shares              $ (48,187)      $ (17,329)     $   4,602     $   3,423      $   3,653(1)
                                                           =========       =========      =========     =========      =========
Net (loss) income per common share:
     Basic                                                 $   (4.33)      $   (1.56)     $    0.45     $    0.41(2)   $    0.50
                                                           =========       =========      =========     =========      =========
     Diluted                                               $   (4.33)      $   (1.56)     $    0.45     $    0.40(2)   $    0.50
                                                           =========       =========      =========     =========      =========

         -------------
 (1) Net income applicable to common shares reflects the following transactions as if they occurred on April 1, 1993 (the beginning of fiscal 1994): (a) the exchange of Series A preferred stock (including the premium thereon) for 378,572 shares of Common Stock resulting in the elimination of dividends totaling approximately $87,000 and $387,000 for the fiscal years ended March 31, 1995 and 1994, respectively, (b) the exchange of Series A-1, A-2 and A-3 redeemable preferred stock for $19 million aggregate principal amount of Series A-1, A-2 and A-3 bonds resulting in the treatment of dividends totaling approximately $454,000 and $1,416,000 as interest expense net of the related tax effect for the fiscal years ended March 31, 1995 and 1994, respectively, and (c) the 3,604 to 1 stock split of the Company's outstanding Common Stock.

 (2) For the fiscal year ended March 31, 1996, the cumulative effect of accounting change (CEC) decreased net income per common share $0.03 per share. This resulted in diluted net income per common share before CEC of $ 0.43 and after CEC of $ 0.40.

                                                       Consolidated Balance Sheet Data at March 31,
                                                       --------------------------------------------
                                            1999             1998            1997             1996            1995
                                         ---------        ---------       ---------        ---------       ---------
Current assets                           $  47,082        $  77,614       $  78,271        $  64,592       $  66,856
Total assets                                58,973          105,120         117,140           87,265          82,998
Current liabilities                         81,941           70,868          57,146           51,045          44,930
Long-term debt, net of
   current maturities                        3,821           14,898          16,487            5,452           6,244
Series A Bonds, net of
   current maturities                          --             5,500          10,000           10,000          13,500
Minority Interest                              --             1,447           1,810              --              --
Redeemable preferred stock                   3,000              --              --               --              --
Total shareholders'
   equity (deficit)                        (29,789)          12,407          31,697           20,768          18,324


Item 7. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations

Overview

         Marker incurred a net loss of $48.0 million for the year ended March 31, 1999, and as of March 31, 1999 had a shareholders' deficit of $29.8 million (see Note 1 to the consolidated financial statements). The Company currently has inadequate working capital to fund operations and service repayment of debt. The Company is not in compliance with certain financial covenants and in default under its obligations to certain creditors (see "Business - Recent Events" and "Liquidity and Capital Resources"). Accordingly, there is substantial doubt that the Company will be able to continue as a going concern. Although the Company is seeking to alleviate its current fiscal problems by, among other things, restructuring the Company's obligations, obtaining additional financing, entering into a purchase agreement with CT Sports, and filing a voluntary petition for relief under Chapter 11 of the United States Code, there can be no assurance that the Company will be successful in such endeavors or that the Company will not be forced into an involuntary bankruptcy.

         Marker is a leading designer, developer, manufacturer and marketer of alpine ski bindings in the North America, Europe and Asia. The Company is a holding company which operates through its subsidiaries, Marker Germany, Marker USA, Marker Japan, Marker Austria and Marker Canada (see "Business - Recent Events" regarding the sale of 66.66% of the equity interests in Marker Canada). Substantially all of the Company's ski bindings are manufactured by Marker Germany, which also distributes bindings in Germany, and sells to subsidiaries of the Company and to independent distributors in countries where the Company does not have a distribution subsidiary. Each of Marker USA and Marker Japan has an independent sales force and marketing department for sales and marketing of bindings and related parts directly to retailers in the United States and to both retailers and wholesalers in Japan, respectively. In January 1998, Marker

Canada began its own distribution of Marker ski bindings and snowboard equipment along with other brand name sporting equipment, including, Tecnica ski boots, in-line skates, trekking boots and Volkl skis and tennis equipment. Marker Austria distributes the Company's ski bindings into Austria through an independent sales force.

         Until March 1999, Marker Ltd., also a subsidiary of the Company, designed, distributed and sold to retailers the Company's clothing, gloves and luggage products for skiing and other recreational activities. On March 8, 1999, Marker and Marker Ltd. entered into a license agreement granting SSRC an exclusive, worldwide right to manufacture, market and sell the Company's clothing, gloves and luggage products (the "Apparel Business") utilizing the Marker name in return for royalty payments equal to a percentage of net sales which ranges from 3% to 5%. Marker has the right to terminate the license agreement in the event annual net sales fall below a certain level. In addition, Marker and Marker Ltd. may, at any time before March 31, 2001, acquire by assignment all of the rights of SSRC under the license agreement for a formula price based upon earnings before interest and taxes. Further, the Company has the right of first refusal through March 31, 2002 as to any sale or transfer of the business and assets used by SSRC for the manufacture, sale and marketing of the Apparel Business. In connection with the license agreement, SSRC purchased certain assets of Marker Ltd. for $859,000 of which $450,000 was paid at closing, $204,500 is due on July 10, 1999 and $204,500 is due on August 31, 1999.

         In addition, prior to September 1998, the Company designed, developed, manufactured and marketed snowboards, Interface Step-in SystemsTM, traditional snowboard bindings and snowboard boots. The Company operated its snowboard business through its 80% owned subsidiary, DNR Sportsystem, and its wholly-owned subsidiaries, DNR USA, DNR North America and DNR Japan. DNR Sportsystem designed, developed and distributed snowboards and related products. DNR USA manufactured snowboards for distribution under the Santa CruzTM and MarkerTM brand names. DNR North America and DNR Japan, through their own sales forces, marketed snowboards, Interface Step-in SystemsTM, snowboard bindings and boots directly to retailers in the United States and Japan, respectively.

         The Company has substantially completed the process of exiting the snowboard business through dissolution and sale of its snowboard subsidiaries and related assets. On December 14, 1998, the Company sold its 80% interest in DNR Sportsystem for nominal consideration and the elimination of all outstanding intercompany balances. On December 31, 1998, the Company sold the building and land that housed the Company's snowboard manufacturing operations for $3.1 million. On January 14, 1999, the Company's leased snowboard manufacturing equipment was disposed of through an auction and the net proceeds of the auction were paid to the equipment lessor. The Company has a remaining obligation of $1.7 million to the lessor, which is included in the liabilities of continuing operations. The Company is currently in the process of collecting its remaining outstanding snowboard receivables of $171,000, net of allowance for doubtful accounts, as of March 31, 1999, which will complete the Company's exit from the snowboard business. For the year ended March 31, 1999, the Company recorded a loss from discontinued operations of approximately $25.5 million. This loss is based upon management's current estimates regarding the ultimate realization from the sale of remaining assets and the settlement of liabilities on disposal of the snowboard operations. However, actual results could differ from those estimates.

         In order to decrease inventory levels, the Company temporarily ceased binding production at its ski binding manufacturing facility in Germany as of November 16, 1998. The Company resumed binding production on April 6, 1999. The Company's manufacturing facility received financial assistance from the German government which partially offset expenses that were incurred during the period that the production assembly line was closed. In connection with a German government program, the German government compensated employees who were affected by the shutdown of the assembly line while the Company paid employee taxes and all other fixed costs associated with the factory during this time period.

         Marker Germany receives payment primarily in German Marks ("Marks") for ski bindings sold. For subsidiaries of the Company (principally Marker USA and Marker Japan), Marker Germany may allow payment for ski bindings sold to be made in the functional currency of the subsidiary. Marker Germany or the distribution subsidiary, as applicable, routinely enters into forward foreign exchange contracts with financial institutions in order to fix the cost of converting the functional currency to Marks. Sales prices for the ski bindings offered to the subsidiaries and ultimately the price the subsidiaries receive from their customers is based upon, among other things, market conditions and the rate afforded by the forward foreign exchange contracts. Accordingly, the relationship of the exchange rate between the functional currency of the subsidiary and the Mark has a direct impact on the cost of the products sold by the distribution subsidiary.

         From fiscal 1996 to fiscal 1997 and fiscal 1997 to fiscal 1998, based upon forward foreign exchange contracts entered into by the Company, the United States dollar ("Dollar") increased in value 2.1% and 2.7%, respectively, against the Mark. During the same periods, based upon forward foreign exchange rate contracts entered into by the Company, the Japanese yen ("Yen") increased in value 2.7% and decreased by 15.6% respectively, against the Mark. Assuming that foreign exchange rates between the Dollar and the Mark, and between the Yen and the Mark, had remained constant from fiscal 1996 to fiscal 1997 and fiscal 1997 to fiscal 1998, the Company's cost of sales would have increased by approximately $0.7 million and decreased by $0.7 million, respectively. For fiscal 1999, the Company due to cash flow constraints was unable to effectively utilize its foreign exchange contracts. As a result, the Company recorded its purchases at the spot rate at the applicable transaction dates.

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

         In addition, upon consolidation of the Company's financial statements, the assets and liabilities of the Company's foreign subsidiaries are translated into Dollars from their functional currencies at the rate of exchange on the last day of the fiscal year. Therefore, Marker's consolidated assets and liabilities may vary as a result of fluctuations in the exchange rates between the functional currencies of such foreign subsidiaries and the Dollar. The resulting translation adjustments from foreign currency fluctuations are recorded in shareholders' equity as accumulated other comprehensive loss adjustments.

         The Company's business is seasonal in nature and results of operations vary from quarter to quarter. Orders for the Company's products from retailers are highest during the Company's first fiscal quarter, which ends June 30. During its second and third fiscal quarters, the Company ships its products to fill those orders, and records a significant portion of its annual sales. The Company then collects a substantial portion of its receivables during its third and fourth fiscal quarters. In accordance with industry practice, a substantial portion of the Company's accounts receivable remains outstanding for five to six months and a small percentage remains outstanding for up to ten months. These factors result in variations in the Company's results of operations and cash flows.

Results of Continuing Operations

Fiscal 1999 Compared to Fiscal 1998

         Net sales decreased 8.9% in fiscal 1999 to $74.2 million, compared to $81.4 million in fiscal 1998. The decrease in sales is primarily attributable to unseasonably warm weather in the United States during the fall and winter months and lower sales to independent distributors in Asia and Europe due to an overall market decline.

         Gross profit for fiscal 1999 decreased to $19.5 million, and decreased as a percentage of sales to 26.3%, compared to $26.9 million, or 33.1% of sales, for fiscal 1998. The decrease in gross profit percentage primarily resulted from
(i) unabsorbed fixed costs related to the temporary shutdown of the production line in Germany, (ii) increased inventory reserves for closeout inventory, and
(iii) lower margins from the sale of the Company's clothing and soft goods products. The decrease in clothing and soft goods margins resulted from an increase in closeout product sales, which typically are at lower margins.

         Operating expenses increased to $35.5 million for fiscal 1999, compared to $25.2 million for fiscal 1998. The increase resulted primarily from (i) legal and advisory fees paid to assist the Company in developing and implementing restructuring plans and negotiating with lenders, (ii) the operations of a new distribution subsidiary in Canada which began operations in January 1998, and
(iii) accrued severance costs due to a reduction in force at the production facility in Germany.

         Interest expense increased approximately $0.9 million to $6.6 million for fiscal 1999, compared to $5.7 million for fiscal 1998. The increase was attributable to increased average borrowing levels required to satisfy higher working capital requirements due to the Company's losses and a higher interest rate applied to the U.S. credit line.

         Other income increased to $1.5 million in fiscal 1999, compared to $33,000 in fiscal 1998. The increase in other income was primarily the result of realized and unrealized net gains on forward foreign currency contracts and the result of realized and unrealized net gains on unhedged payables denominated in foreign currencies.

         The provision for income taxes increased from $1.4 million in fiscal 1998 to $1.2 million in fiscal 1999. The increase in the provision for income taxes was attributable to the increase in the valuation allowance for deferred tax assets since management believes that none of the deferred tax assets will be realized.

Fiscal 1998 Compared to Fiscal 1997

         Net sales decreased 2.0% in fiscal 1998 to $81.4 million, compared to $83.1 million in fiscal 1997. Net sales decreased by approximately $5.1 million as a result of the weighted average exchange rates used to consolidate the sales of the German and the Japanese subsidiaries from their functional currency to U.S. Dollars, which was partially offset by an increase in soft good sales of $3.5 million.

         Gross profit for fiscal 1998 decreased to $26.9 million, and decreased as a percentage of sales to 33.1%, compared to $32.6 million, or 39.3% of sales, for fiscal 1997. The reduction in gross profit percentage was primarily due to lower production levels at the factory and to the introduction of the M51 Series of bindings which were costlier to produce than initially anticipated.

         Operating expenses decreased to $25.2 million for fiscal 1998, compared to $28.0 million for fiscal 1997. Operating expenses decreased $2.4 million primarily as a result of the weighted average exchange rates used to consolidate the operating expenses of the German and Japanese subsidiaries from their functional currency to Dollars.

         Interest expense increased approximately $0.6 million to $5.7 million for fiscal 1998, compared to $5.1 million for fiscal 1997. The increase is the result of higher average outstanding balances on the Company's existing line of credit arrangements and higher weighted average interest rates on the credit lines for fiscal 1998 as compared to fiscal 1997.

         Other income items decreased to $33,000 in fiscal 1998, compared to $2.8 million in fiscal 1997. The decrease is attributable in part to forward foreign exchange contracts held by the Company at March 31, 1998, which were not accounted for as firm commitment hedging transactions. As a result, the Company adjusted the contracts to market value and recorded a loss of approximately $1.3 million, which has been recorded in other expense.

         The provision for income taxes increased from $0.7 million in fiscal 1997 to approximately $1.2 million in fiscal 1998. The increase in the provision for income taxes was attributable to the increase in the valuation allowance for deferred tax assets.

Liquidity and Capital Resources

         Marker incurred a net loss of $48.0 million for the year ended March 31, 1999, and as of March 31, 1999 had a shareholders' deficit of $29.8 million. The Company currently has inadequate working capital to fund operations and service repayment of debt. The Company is not in compliance with certain financial covenants and in default under its obligations to certain creditors (see "Business - Recent Events"). Accordingly, there is substantial doubt that the Company will be able to continue as a going concern.

         The Company's primary cash needs are for purchases of raw materials inventory for production, finished goods inventory, funding of accounts receivable, and capital expenditures. Historically, the Company's primary sources of cash for its business activities have been cash flows from operations and borrowings under its lines of credit and term loans.

         Working capital decreased from $6.7 million at March 31, 1998 to $(34.8) million, at March 31, 1999. The decrease in working capital is primarily attributable to the Company's losses.

         During fiscal 1999, the Company spent approximately $3.6 million on capital expenditures which consisted primarily of manufacturing equipment in Germany.

         At March 31, 1999, the Company's primary sources of liquidity consisted of $5.5 million in cash and cash equivalents and available borrowings under lines of credit. At March 31, 1999, the Company had approximately $47.0 million available borrowings under lines of credit, of which it had borrowed approximately $46.1 million. The Company's borrowings under lines of credit typically reach their maximum during the Company's third fiscal quarter. In fiscal 1999 and 1998, the Company had maximum borrowings outstanding under its lines of credit of approximately $78.9 and $74.2 million, respectively.

         As of March 31, 1999, Marker Germany and Marker Austria, on a stand alone unconsolidated basis, each had a net stockholder's deficit. Under the applicable foreign laws and regulations, in order to avoid bankruptcy proceedings, these entities require additional capital infusions. Marker and CT Sports are in the process of negotiating the Asset Purchase Agreement and debt restructuring arrangements with certain of Marker's creditors. If successful, these negotiations will result in capital infusions which will increase the stockholder's equity of these entities. There can be no assurance that the Company will be successful in increasing stockholder's equity at a level sufficient to avoid such bankruptcy proceedings.

         As of March 31, 1999, the Company was not in compliance with a minimum tangible net worth covenant under a $3.0 million Canadian Dollar (U.S. $2.0 million) line of credit agreement with the Royal Bank. The Company was also not in compliance with margin requirements under the same line of credit as of March 31, 1999. On June 22, 1999, the Royal Bank notified the Company of several terms and conditions that it requires the Company to meet in order for the Royal Bank to continue to provide financing to the Company. The Company is currently in the process of attempting to comply with the terms and conditions that the Royal

Bank has outlined in its letter and is in the process of negotiating with a new lender in order to obtain financing. In the event that non-compliance is not cured or waived, the Royal Bank may exercise its rights to demand payment of all amounts due and/or foreclose on the Company's assets which are pledged as collateral under the agreement which could also lead to cross-defaults under the Company's other credit arrangements. There can be no assurance that the Company will be able to cure its non-compliance, reach a satisfactory agreement with Royal Bank or secure financing from a new lender

         On April 15, 1999, the Company did not make a required principal and interest payment of DM 900,000 (U.S. $496,000) on a note payable to HypoVereinsbank, New York. On April 16, 1999, HypoVereinsbank notified the Company that the nonpayment of principal and interest constituted a default under the terms of the note and that the entire balance of DM 6.4 million (U.S. $3.5 million) was immediately due and payable. As a result, HypoVereinsbank applied the proceeds of a time deposit that was held as security by the bank in the amount of $2.0 million against the outstanding balance due on the note. The Company is currently negotiating with HypoVereinsbank to restructure the outstanding balance. In the event that an agreement is not reached, HypoVereinsbank could proceed to obtain a judgment against the Company and force the Company into an involuntary bankruptcy. There can be no assurance that the Company will reach a satisfactory agreement with HypoVereinsbank.

         The Company did not make the required interest payments of $125,000 due in October 1998 and $125,000 due in April 1999 on the Series A Bonds. As a result, the bondholder has the right to declare the Series A Bonds in default and accelerate the entire outstanding balance of $11.4 million plus accrued interest. On March 26, 1999, CT Sports entered into a restructuring agreement with the bondholder which is contingent, among other things, Marker entering into a definitive purchase agreement with CT Sports. Under the agreement the Series A Bonds will be reduced to an aggregate principal amount of $5,750,000 and payable in four equal annual installments of $750,000 with $2,750,000 payable after 5 years. The agreement also requires interest payments at 2% per annum during the first four years, and thereafter a variable rate not exceeding the prime rate on commercial loans in Japan plus 0.5%. The agreement also requires that certain personal guarantees of Eiichi Isomura on Marker Japan's debt obligations be satisfied commencing on the sixth anniversary of the bankruptcy court confirming a plan of reorganization. There can be no assurance that the bondholder will not declare the Series A Bonds in default and accelerate the outstanding balance.

         Subsequent to March 31, 1999 the Company notified M&T Bank and KeyBank, banks with which the Company had certain foreign exchange arrangements, that the Company would be unable to utilize its foreign exchange contracts as originally intended. As a result, on May 25, 1999 M&T Bank terminated the foreign exchange netting agreement (the "Netting Agreement") dated May 1, 1997 with the Company. Pursuant to its rights under the Netting Agreement, M&T Bank canceled and closed out all outstanding foreign exchange contracts for a loss of $3.7 million as of May 21, 1999 and demanded immediate payment of this amount. Although the Company is currently negotiating with M&T Bank to restructure this obligation, there can be no assurance that the Company will reach a satisfactory agreement with M&T Bank. In the event that an agreement is not reached, M&T could proceed to obtain a judgment against the Company and force the Company into an involuntary bankruptcy. As of June 30, 1999, the aggregate loss on foreign exchange contracts with M&T Bank and KeyBank totaled approximately $5.1 million. The loss on the KeyBank contracts will continue to fluctuate as a result of changes in the exchange rates.

         The Company is not in compliance with several loan covenants under the terms and conditions of the revolving credit agreement among the Company, its U.S. subsidiaries and First Security Bank. On June 14, 1999, First Security Bank notified the Company that the termination of the Netting Agreement with M&T Bank constituted a default under the revolving credit facility. Also, as of June 30,1999, the Company's outstanding balance on its line of credit exceeded the available borrowing base for a period greater than the ten day mandatory repayment period allowed under the revolving credit agreement which also constitutes a default. As of July 14, 1999, First Security Bank had not declared the line of credit in default, but has reserved the right to do. In the event that the bank declares the line of credit in default, the bank can exercise its rights to demand payment of all amounts due under the revolving credit agreement, foreclose on the Company's assets which are pledged as collateral under the agreement, or force the Company into an involuntary bankruptcy. There can be no assurance that the Company will be able to cure its non-compliance or reach a satisfactory agreement with the bank.

         On March 31, 1999, the Company's DM 58.7 million (U.S. $32.3 million) line of credit with HypoVereinsbank, Deutsche Bank AG and BFG Bank expired. HypoVereinsbank and Deutsche Bank AG have agreed to extend the credit line through August 31, 1999 based on numerous conditions. Such conditions include, but are not limited to, (i) the consummation of the transactions contemplated by the Asset Purchase Agreement (ii) Marker and CT Sports entering into lockup agreements with a majority of Marker's shareholders and acceptable pre-bankruptcy agreements with key creditors, and (iii) product purchase guarantees by CT Sports. There can be no assurance that the Company will be successful in meeting these conditions. In the event that the Company is unable to meet these conditions, the German banks could terminate the bank line immediately and force the Company into an involuntary bankruptcy.

         On January 14, 1999, the Company, in coordination with Zions First National Bank ("Zions") disposed of its leased snowboard equipment through an auction. The net proceeds of the auction were paid to Zions. The remaining balance of $1.8 million was to be paid according to the original terms of the lease. On March 17, 1999, the Company signed an agreement with Zions whereby the Company would make a lump sum payment of $170,000 on or before July 1 as full settlement of the remaining lease obligation of $1.7 million. On June 30, 1999, the Company signed a revised agreement with Zions whereby the Company paid $30,000 on June 30, 1999, and must pay the remaining $140,000 on or before October 1, 1999. In the event this payment is not made, the Company remains liable for the entire $1.7 million obligation. There can be no assurance that the Company will be able to satisfy its obligation to pay the remaining $140,000 to Zions by October 1, 1999.

          Although the Company is seeking to alleviate its current fiscal problems by, among other things, restructuring the Company's obligations, obtaining additional financing, entering into the Asset Purchase Agreement with CT Sports, and filing a voluntary petition for relief under Chapter 11 of the United States Code, there can be no assurance that the Company will be successful in such endeavors or that the Company will not be forced into an involuntary bankruptcy.

Year 2000 Computer Issue

         Many currently installed computer systems and software are coded to accept only two digit entries in the date code field. Beginning the year 2000, these date code fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates. As a result, within the next five months, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. The Company has assessed the potential impact of Year 2000 on the processing of date-sensitive information by the Company's information systems, manufacturing systems and other ancillary systems. While there can be no assurance that Year 2000 matters will be satisfactorily identified and resolved, the Company currently believes, based on discussions with its information systems vendors, that Year 2000 issues will not have a material adverse effect on the Company.

         The Company's Year 2000 initiative is being managed by a team of internal staff and is designed to ensure that there are no adverse effects on the Company's ability to conduct business. The initiative covers the corporate office network and financial systems, payroll processing, corporate computers, manufacturing systems and telephone systems. In addition, the Company is reviewing the Year 2000 compliance efforts of the Company's key suppliers and other principal business partners.

         The Company believes it has brought its systems into Year 2000 compliance and is in the process of testing the systems to ensure that they are Year 2000 compliant. The Company has established a target date of August 1, 1999 to complete testing of all systems, which depending on the results of such tests could result in additional modifications of the applicable systems and additional Year 2000 testing. The Company's ability to meet the target date is dependent upon the responsiveness of its suppliers and contractors to potential problems that could be identified during the testing phase. The Company has established a supplier compliance program, and is working with its key suppliers to minimize such risks. The Company currently estimates that it will incur expenses of approximately $150,000 through 1999 in connection with its anticipated Year 2000 efforts. The timing and amount of the Company's expenses may vary and are not necessarily indicative of readiness efforts or progress to date.

         The Company is in the process of developing contingency and business continuity plans tailored for Year 2000-related occurrences. The Company believes its significant hardware and software systems are Year 2000 compliant. The Company believes that the most reasonably likely worst case scenario of failure by the Company or its suppliers to adequately resolve Year 2000 issues would arise from a failure of its order entry and accounts receivable system. Such a failure would require the Company to resort to "non-computerized" means to undertake such sales and distribution functions as placing customer orders and ordering inventory. While the Company believes that it is equipped to operate in such a "non-computerized" mode to address such a failure, there can be no assurance that the Company would not, as a result of such or any other unanticipated Year 2000 failure, suffer from lost revenues, increased operating costs, loss of customers or other business interruptions of a material nature.

         The above information is based on the Company's current best estimates, which were derived using numerous assumptions of future events, including the availability and future costs of certain technological and other resources, third party modification actions and other factors. Given the complexity of these issues and possible as yet unidentified risks, actual results may vary materially from those anticipated and discussed above. Specific factors that might cause such differences include, among others, the availability and cost of personnel trained in this area, the ability to locate and correct all affected computer codes, the timing and success of remedial efforts of the Company's third party suppliers and similar uncertainties.

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk.

         The Company is exposed to market risk, including various interest rate and foreign currency exchange rate risks.

         Foreign Currency Risk - The Company has international operations resulting in receipts and payments in currencies that differ from the functional currency of the Company. The Company's functional currency is the U.S. dollar. Forward foreign exchange contracts historically have been used by the Company to reduce the potential impact of unfavorable fluctuations in foreign exchange rates. The Company has commitments to buy and sell foreign currencies relating to foreign exchange contracts in order to hedge against future currency fluctuations.

         The Company holds forward foreign exchange contracts to purchase German Marks with Japanese Yen and U.S. Dollars. The contracts mature at various dates through April 2000. The outstanding forward exchange purchase and sale contracts at March 31, 1999, are as follows:

                Selling                    Buying         Contracted
                Amount                     Amount        Forward Rate        Unrealized Loss         Maturity
                ------                     ------        ------------        ---------------         --------
          Yen   1,833,190,000      DM     27,000,000   64.080 - 71.000        $  (576,492)        4/15/99-4/20/00
          $        37,809,651      DM     62,229,000   1.4969 - 1.7455        $(3,341,162)       4/19/99-12/29/99

         The US Dollar amount of the Yen contracts based upon the March 31, 1999 spot rate was approximately $15.4 million. Due to the Company's financial position, the Company determined that it would be unable to utilize the foreign exchange contracts as originally intended. Accordingly, all contracts have been accounted for as speculative and marked to market. This resulted in an unrealized loss of $3.9 million as of March 31, 1999. In addition, the Company realized a net gain of approximately $3.9, $0.8 million, and $1.0 million for fiscal years 1999, 1998 and 1997, respectively, related to sold contracts that were not accounted for as hedges.

         Subsequent to year-end the Company notified the counterparties, M&T Bank and KeyBank, that the Company would be unable to utilize the foreign exchange contracts as originally intended. As a result, on May 25, 1999 M&T Bank terminated the Netting Agreement. Pursuant to its rights under the Netting
Agreement, M&T Bank canceled and closed out all outstanding foreign exchange contracts for a loss of $3.7 million as of May 21, 1999 and demanded immediate payment of this amount. Although the Company is currently negotiating with M&T Bank to restructure this obligation, there can be no assurance that the Company will reach a satisfactory agreement with M&T Bank. In the event that an agreement is not reached, M&T Bank could proceed to obtain a judgment against the Company and force the Company into an involuntary bankruptcy. As of June 30, 1999, the aggregate loss on foreign exchange contracts with M&T Bank and KeyBank totaled approximately $5.1 million. The loss on the KeyBank contracts will continue to fluctuate as a result of changes in the exchange rates.

         Interest Rate Risk - The Company's exposure to market risks for changes in interest rates relate to its outstanding borrowings. The Company's borrowings consists of operating line-of-credits with variable interest rates to finance its operations and long-term debt with fixed interest rates to finance its capital expenditures. Changes in the general level of interest rates can affect the Company's interest expense incurred in connection with its interest-bearing liabilities. The interest rates on the Company's variable rate debt ranged from 2.0% to 8.75% on an outstanding balance of $49.8 million as of March 31, 1999. The interest rates on the Company's fixed rate debt ranged from 2.1% to 9.7% on an outstanding balance of $5.7 million as of March 31, 1999.

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

         None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         The following table sets forth information with respect to the executive officers and directors of the Company:

                                                                      Date
                                                                    Appointed
                                                                    to Present              Other Business Experience
      Name                              Title            Age        Position                   During Past Five Years
--------------------               -----------------     ---      ------------      ------------------------------------------
Peter C. Weaver                    President, Chief       51          1998          President of  Easton Technical Products
                                   Executive Officer                                1991-1998
                                   and a Director of
                                   Marker
                                   International

Henry E. Tauber (1)                Director of Marker     58          1984          Chief Executive Officer and President
                                   International                                    of Marker International, 1984 - 1998

Eiichi Isomura (2)                 Chairman of Marker     62          1981          President of Isomura Sangyo Kaisha Ltd.
                                   Japan                                            and President of Isomura Seisakusho
                                                                      1990          KK.  Director of Marker International
                                                                                    1990 - 1998

Dr. Wilhelm Fahrngruber (3)        Chairman and           58          1990          Same
                                   Managing Director
                                   of Marker Germany

Otto H. Harsanyi                   Director of Marker     51          1992          Patent Engineer and General Manager of
                                   Germany and                                      Group Bernard Tapie, 1986-1992
                                   Assistant
                                   Secretary of
                                   Marker
                                   International

Kirk S. Langford                   Executive Vice         44          1994          Vice President of Marker USA,
                                   President of                                     1992-1994; Director of Sales of Marker
                                   Marker USA                                       USA, 1990-1992

Daryl P. Santos (4)                Vice President of      47          1985          Same
                                   Marker
                                   International

Premek Stepanek                    Managing Director      62          1991          Same
                                   of Marker Germany

Kevin Hardy                        Chief Financial        35          1998          Chief Financial Officer Marker USA and
                                   Officer of Marker                                Marker Ltd. 1991 - 1998
                                   International


                                                                      Date
                                                                    Appointed
                                                                    to Present            Other Business Experience
      Name                              Title            Age        Position                During Past Five Years
--------------------               -----------------     ---      ------------      --------------------------------------

Graham S. Anderson                 Director of Marker     66          1985          Chairman and Chief Executive Officer of
                                   International                                    Pettit-Morry Co., 1987-1994.  Director
                                                                                    of Commerce Bank Corporation, Gray
                                                                                    Harbor Paper Company (1992-1998),
                                                                                    Acordia Northwest, Inc. (1994-1997),
                                                                                    and Tully's Coffee Company Corporation.
                                                                                    Chairman of the National Association
                                                                                    of Insurance Brokers (1997), and Alberg
                                                                                    Holding Company (1990-1995).

John G. McMillian (5)              Chairman of the        73          1998          Director of Marker International, 1990
                                   Board of Marker                                  - present.  Chairman of the Board,
                                   International                                    President and Chief Executive Officer
                                                                                    of Allegheny & Western Energy
                                                                                    Corporation, 1987-1995; Director of
                                                                                    SunBank Miami N.A. (Sun Trust).

Vinton H. Sommerville              Director of Marker     62          1990          Chief Executive Officer and Chairman of
                                   International                                    the Board of Slim Sommerville, Inc.,
                                                                                    1988-present.

---------------------------------

(1) Resigned as the Company's Chief Executive Officer, President and Chairman of its Board of Directors in fiscal 1999.

(2) Resigned as the Executive Vice President of Marker International in fiscal 1999.

(3) Resigned as the Chairman and Managing Director of Marker Germany on July 1, 1999.

(4)      Resigned  as the Vice  President  of Marker  International  on April 1,
         1999.

(5) Mr. McMillian served as the Company's interim Chief Executive Officer from June 23, 1998 until October 7, 1998.

         Effective June 23, 1998, Robert Sind was temporarily acting as the Company's Chief Operating Officer. Mr. Sind served in this role until September 1998. Mr. Sind is president and chief executive officer of Recovery Management Corporation, a Delaware corporation ("RMC"), positions he has held for more than five years. Mr. Sind also serves as a director of each of Leslie Fay Company, Inc. and Kasper A.S.L. Ltd. RMC was engaged by the Company in May 1998 pursuant to a four-month consulting contract (the "RMC Contract") to assist the Company in developing and implementing a restructuring plan. Pursuant to the RMC Contract, RMC received a consulting fee of $50,000 per month from the Company as well as reimbursement of certain out-of-pocket expenses. In addition, RMC received 10,000 shares of stock and a $200,000 bonus in September 1998.

         Each executive officer is appointed by the Board of Directors and serves the direction of the Board of Directors. Each member of the Board of Directors receives reimbursement of expenses for each Board or committee meeting attended. Directors of the Company are eligible to participate in the Company's 1994 Non-Qualified and Incentive Stock Option Plan (the "Stock Option Plan").

Item 11.  Executive Compensation

         The following table sets forth the compensation paid or accrued by the Company to or on behalf of its Chief Executive Officer and each of its other four most highly compensated executive officers who earned over $100,000 in fiscal years 1999, 1998 and 1997 (collectively, the "Named Executive Officers") for services rendered during the fiscal years ended March 31, 1999, 1998 and 1997, respectively.

                           SUMMARY COMPENSATION TABLE

                                                    Annual Compensation                Long-Term
                                                    -------------------              Compensation
                                                                                        Awards
                                                                   Other Annual         -------
      Name and Principal          Fiscal     Salary   Bonus       Compensation         Options           All Other (5)
         Position                  Year         $       $               $                  #             Compensation
------------------------          ------    -------  -------      --------------      -----------       -------------
Peter C. Weaver                    1999     144,423   50,000             (4)             900,000            1,500
   President and Chief             1998        --      --                (4)                 --               --
   Executive Officer of            1997        --      --                (4)                 --               --
   Marker International

Henry E. Tauber                    1999     244,560    --                (4)                 --             1,088
   President and Chief             1998     287,500    --                (4)                 --             2,500
   Executive Officer of            1997     300,000   25,000             (4)                 --               500
   Marker International (1)

Premek Stepanek                    1999     163,451    --                (4)                 --               --
   Managing Director of            1998     157,785    --                (4)                 --               --
   Marker Germany                  1997     157,785    --                (4)                 --               --


Dr. Wilhelm Fahrngruber            1999     210,088    --                (4)                 --               --
   Chairman and Managing           1998     198,258    --                (4)                 --               --
   Director of Marker Germany      1997     198,258    --                (4)                 --               --
   (2)

Brad Stewart                       1999     208,236    --                (4)                 --             4,164
   Executive Vice President,       1998     167,137    --                (4)                 --             3,250
   Secretary and Treasurer of      1997     159,134    --                (4)                 --             2,890
   Marker International (3)

Kirk S. Langford                   1999     150,000    --                (4)                 --             1,333
   Executive Vice President        1998     143,750   35,000             (4)                 --             3,375
   Marker USA                      1997     121,250   50,000             (4)              20,000            3,425

Daryl P. Santos                    1999     150,000    --                (4)                 --             1,693
   Vice President Marker           1998     143,750   35,000             (4)                 --             3,350
   International                   1997     117,500   35,000             (4)              20,000            2,550

(1) During fiscal 1999, Henry E. Tauber resigned as the Company's Chief Executive Officer, President and Chairman of its Board of Directors.

 (Footnotes continued from previous page relating to Summary Compensation Table)

 (2) The Company pays salaries to its employees in the applicable local currency. The above salaries are translated into US Dollars based on exchange rates of US $1 for DM 1.7405 and US $1 for Yen 128 with respect to the employees employed by Marker Germany and Marker Japan, respectively.

(3) During fiscal 1999, Brad Stewart resigned as the Company's Chief Operating Officer, Executive Vice President, Secretary and Treasurer.

(4) The amount of perquisites and other personal benefits received by the indicated officer did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus for the year.

(5) Amounts indicated pertain to Company contributions to the Company's 401(k) retirement plan.


         The Company has entered into employment agreements with Premek Stepanek, Managing Director of Marker Germany, Dr. Wilhelm Fahrngruber, Chairman and Managing Director of Marker Germany and Otto H. Harsanyi, Director of Marker Germany. Mr. Stepanek, Dr. Fahrngruber and Mr. Harsanyi receive base salaries of $124,432, $186,681 and $94,676, respectively (based on an exchange of the German Mark to the US Dollar of US $1 to DM 1.8159). Mr. Harsanyi's contract expired in 1998, Dr. Fahrngruber's contract expires in 2000, and Mr. Stepanek's contract expires in 2002.

         On October 8, 1998, the Company entered into a five year employment agreement with Mr. Weaver providing for an annual base salary of $300,000. In addition, on October 23, 1998, Mr. Weaver received options to purchase 900,000 shares of common stock of the Company at an exercise price of $0.50 per share, the per share fair market value of the Company's common stock on that date. Options to purchase 600,000 shares became exercisable on April 23, 1999. Of the remaining 300,000 options, 200,000 shares become exercisable after one year of service and 100,000 shares after two years of service.

         The Board of Directors has a standing Compensation Committee consisting of Messrs. John G. McMillian and Graham S. Anderson. The Compensation Committee met once during the fiscal year ended March 31, 1999. The Compensation
Committee's responsibilities are: (a) to determine and approve compensation arrangements for executive officers of the Company and to review and oversee any stock option, stock award plan and employee benefit plan or arrangement established by the Board of Directors for the benefit of the executive officers of the Company; and (b) to review and recommend director and officer nominees for election by the Company's shareholders or the Board of Directors, as the case may be. The Compensation Committee does not have a procedure for considering nominees to the Board of Directors who have been recommended by the shareholders.

Stock Option Grants in Last Fiscal Year

         During the fiscal year ended March 31, 1999, the following stock options grants were made to the directors and Named Executive Officers of the
Company:

                                                                                           Potential Relizable
                            Number of                                                        Value at Assumed
                            Securities                                                         Annual Stock
                            Underlying    % of Total                                        Price Appreciation
                             Options      Granted in      Exercise       Expiration        for Option Term (b)
Name                         Granted      Fiscal 1999     Price (a)         Date            5%             10%
-------------------------- ------------- -------------- -------------- --------------- -------------- --------------

Peter C. Weaver              900,000         96.8%          $0.50       October 2008     $282,960       $717,120

(a) The exercise price was fixed at the date of the grant and represented the fair market value per share of Common Stock on such date.

(b) In accordance with the rules of the Securities and Exchange Commission, the amounts shown on this table represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date and do not reflect the Company's estimates or projections of future prices of the Common Stock. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of the Common Stock, the option holder's continued employment through the option period, and the date on which the options are exercised.

         There were no stock option grants made by the Company to any other of the Named Executive Officers listed in the Summary Compensation Table.

Aggregated Stock Option Exercises in the Last Fiscal Year and Fiscal Year-End Values

         During the fiscal year ended March 31, 1999, none of the Named Executive Officers exercised stock options to acquire shares of the Company's Common Stock. The following table sets forth information with respect to the aggregate number and value of unexercised options held by the Named Executive Officers at March 31, 1999. In addition, none of the stock options held by the Named Executive Officers at March 31, 1999 had a fair market value in excess of the exercise price or base price.

                                                                                            Value of Unexercised
                                                              Number of Unexercised              In-the-Money
                                Shares                      Options at March 31, 1999     Options at March 31, 1999
                               Acquired        Value      ----------------------------   ---------------------------
    Name                     on Exercise     Realized     Exercisable    Unexercisable   Exercisable   Unexercisable
---------------------       ------------     --------     -----------    -------------   -----------   -------------

Peter Weaver                      -               -                -           900,000        $  -          $     -

Kevin Hardy                       -               -           22,500             2,500           -                -

Dr. Wilhelm Fahrngruber           -               -           50,000                 -           -                -

Kirk S. Langford                  -               -           80,000            10,000           -                -

Daryl P. Santos                   -               -           80,000            10,000           -                -

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of June 30, 1999 by (i) each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, (ii) each of the Company's Directors, (iii) each of the Named Executive Officers and (iv) all directors and executive officers as a group.


     Name and Address of                              Number of Shares            Percentage of
       Beneficial Owner                             Beneficially Owned (1)          Class (2)
-------------------------------                    ----------------------         -------------
Ralano Family Partners, Ltd.
Attention: Louis M. Alpern
2201 N Stanton                                           1,070,800                     7.84%
El Paso, TX  79902-3211

      Directors and Executive Officers
Henry E. Tauber                                          5,659,388                    41.42%
Peter Weaver                                               600,000                      4.4%
John G. McMillian                                          182,140                      1.3%
Eiichi Isomura                                             142,857                      1.1%
Vinton H. Sommerville                                       86,836                        *
Kirk S. Langford                                            86,500                        *
Daryl P. Santos                                             85,823                        *
Dr. Wilhelm Fahrngruber                                     75,200                        *
Graham S. Anderson                                          64,500                        *
Premek Stepanek                                             50,000                        *
Kevin Hardy                                                 22,500                        *
Otto H. Harsanyi                                             5,000                        *
Shigeo Kaneko                                                5,000                        *
All directors and officers as a group (10)               7,065,744                     48.2%

* Denotes less than 1% of outstanding shares

(1) Shares shown include common shares of 2,243,333 which could be acquired within 60 days of June 30, 1999 by the exercise of outstanding stock options (910,000 shares) and the conversion of Redeemable Series B Preferred Stock to common stock (1,333,333 shares).

(2) For the purpose of computing the percentage of common stock owned by each person or group listed in this table, shares which are subject to options or warrants exercisable within 60 days after June 30, 1999 have been deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by any other person or group.


Item 13.  Certain Relationships and Related Transactions

         All of the Company's outstanding Series A Bonds are held by Isomura Sangyo Kaisha Ltd., a Japanese corporation ("Isomura Sangyo" or the "Bondholder"), controlled by Eiichi Isomura, a former director of the Company, and his family. The Series A Bonds are subject to redemption upon not less than 30 days prior notice, in whole or in part, at the option of the Company.

         The Series A-1 Bonds had an original aggregate face value amount of $8.0 million and bear interest, payable semi-annually on September 30 and March 31, at the effective borrowing rate for the Bondholder (the "Japanese Bank Rate") of approximately 4.75% and 7.97% for the fiscal years ending March 31, 1999 and 1998, respectively. During the fiscal years ended March 31, 1999 and 1998, none of the Series A-1 Bonds were redeemed.

         The redemption price of the Series A-1 Bonds equals the face amount of the portion of such bonds redeemed plus accrued, but unpaid interest thereon.

         The Series A-2 Bonds have an original aggregate face value amount of $10.0 million and bear interest, payable semi-annually on September 30 and March 31, at the Japanese Bank Rate plus three percent of the face value of the bonds outstanding. The effective rate on Series A-2 Bonds at March 31, 1999 and 1998 was 7.75% and 10.97%, respectively. During the fiscal years ended March 31, 1999 and 1998, none of the Series A-2 Bonds were redeemed.

         The redemption price of the Series A-2 Bonds equals the face amount of the portion of such bonds redeemed plus accrued, but unpaid interest thereon.

         The Series A-3 Bond has an aggregate face value amount of $1.0 million and bears interest, payable semi-annually on September 30 and March 31, at the Japanese Bank Rate plus three percent of the face value of the bond outstanding. The effective rate on Series A-3 Bond at March 31, 1999 and 1998 was 7.75% and 10.97%, respectively.

Series A Bonds - Issued to a Related Party
------------------------------------------

         Pursuant to an extension agreement dated September 3, 1998, between the Company and the Bondholder, payment terms of the Series A Bonds issued by the
Company were extended as follows:

                                     Bonds Payable    Bonds Payable        Bond Payment Date          Bond Payment Date
                                     Japanese Yen      U.S. Dollars       Prior to Extension            As Extended
                                     ------------     -------------       ------------------          -----------------
                                      (In 000's)        (In 000's)
Series A-1 Bonds
         Certificate #5                 270,947           $ 2,280           October 1, 1998            October 1, 1999
         Certificate #6                 270,947             2,280           October 1, 1999            October 1, 2000
                                     ------------     -------------
Total Series A-1 Bonds                  541,894             4,560
                                     ------------     -------------
Series A-2 Bonds
         Certificate #3                 338,683             2,850         December 16, 1998          December 15, 1999
         Certificate #4                 338,683             2,850         December 16, 1999          December 15, 2000
                                     ------------     -------------
Total Series A-2 Bonds                  677,366             5,700
                                     ------------     -------------
Series A-3 Bonds
         Certificate #1                 135,473             1,139         December 16, 1999          December 16, 2001
                                     ------------     -------------
Total Series A Bonds                  1,354,733           $11,399
                                     ============     =============

         The Bondholder elected, under the terms of the extension agreement, to convert the bonds from United States dollar denominated bonds to Japanese yen denominated bonds. The conversion to 1,354,733,330 Japanese Yen was made effective on September 30, 1998. This Yen denominated obligation currently remains unhedged and any gains or losses resulting from fluctuations in exchange rates will be recorded in income. As of March 31, 1999, the Company recorded an unrealized loss of approximately $1.4 million.

         During fiscal years 1999, 1998 and 1997, Marker Japan purchased ski bindings and services totaling approximately $66,000, $92,000, and $93,000, respectively, from Isomura Seisakusho KK ("Isomura Seisakusho"), a company of which Mr. Isomura is the president, director, and owner of more than ten percent of the outstanding stock. At March 31, 1999, 1998 and 1997, the net account receivable from Isomura Seisakusho was approximately $0.0 million, $0.4 million, and $0.5 million, respectively.

         At March 31, 1999, the Company had outstanding notes in an aggregate amount equal to approximately US $2.4 million payable to Japanese banks. Of these amounts, approximately $1.5 million was secured by assets of Mr. Isomura, a shareholder and former director of the Company.

         Marker Japan leases office space in Tokyo, Japan and receives distribution services from Isomura Sangyo. In connection therewith, for the fiscal years 1999, 1998 and 1997, Marker Japan made payments to Isomura Sangyo totaling approximately $238,000, $280,000, and $287,000, respectively.

         Prior to February 1, 1999, the Company purchased insurance through an insurance broker, Acordia Northwest Inc., of which Graham S. Anderson, a director of the Company, is also a director. The Company incurred approximately $684,000, $748,000, and $851,000 of premiums for such insurance during fiscal 1999, 1998 and 1997, respectively.

         DNR purchased snowboards from an affiliated entity, of which Gregor Furrer & Partner Holding AG, a minority shareholder of DNR, is a partner. Snowboards purchased from the related party totaled approximately $0.9 million and $5.9 million during 1999 and 1998, respectively.

         On August 24, 1998, Henry E. Tauber, former president and chief executive officer of Marker and a member of Marker's board of directors, purchased 1,000,000 shares of the Company's Series B Preferred Stock, $0.01 par value (the "Preferred Stock"), for a purchase price of $3,000,000. As a result of such investment, Henry Tauber increased his percentage ownership in the Company to 45.4%. As of June 30, 1999, Mr. Tauber beneficially owns 41.4% of the Company's outstanding common stock. Allen & Company Incorporated gave an oral report, concluding that the terms of the sale of the Preferred Stock were fair and reasonable, and no less favorable to the Company than those that could be obtained from an unrelated third party making a similar investment in the Company. As part of the Company's overall restructuring plan, Mr. Tauber is presently negotiating with CT Sports for the retirement of the Series B Preferred Stock.


                                     PART IV
                                     -------

Item 14. Exhibits,  Consolidated  Financial  Statement  Schedules and Reports on
                    Form 8-K Page Reference     (a) 1.Financial Statements

                    The following  consolidated financial statements required by
                    Part II, Item 8, are included in Part IV of this report.

                    Marker International and Subsidiaries
                    Report of Independent Public Accountants ...............................................F-1
                    Consolidated Balance Sheets as of March 31, 1999 and 1998 ..............................F-2
                    Consolidated Statements of Operations for the Years Ended
                         March 31, 1999, 1998 and 1997 .....................................................F-4
                    Consolidated Statements of Shareholders' (Deficit) Equity for
                         the Years Ended March 31, 1999, 1998 and 1997 .....................................F-5
                    Consolidated Statements of Cash Flows for the Years Ended
                         March 31, 1999, 1998 and 1997 .....................................................F-6
                    Notes to Consolidated Financial Statements .............................................F-7


         2.         Financial Statement Schedules

                    Report of Independent Public Accountants on Schedule                                     47
                    Schedule II - Valuation and Qualifying Accounts                                          48


         3.              List of Exhibits

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

               2.6 Stock Purchase Agreement, dated August 19, 1998 relating to the issuance and sale of 1,000,000 shares of Series B Preferred Stock to Henry E. Tauber (Filed as exhibit 4.1 to the Company's Current Report on Form 8-KA dated September 10, 1998).

               2.7 Stock Purchase Agreement between Richard H. Novak Trust and Marker AG for its 80% interest in DNR Sportsystem Ltd. (Filed as exhibit 10 to the Company's Current Report on Form 8-K dated December 24, 1998).

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

               10.26 Second Amended and Restated Conditional Pledge Agreement and Assignment dated April 15, 1998, between Marker International and Bayerische Hypotheken-und Wechsel-Bank Aktiengesellschaft. (Filed as exhibit
                         10.26 to the Company's Form 10-Q dated August 19, 1998 and incorporated herein by reference).

               10.27 Third Restated and Amended Promissory Note dated as of April 15, 1998 executed by the Company and payable to
                         Bayerische         Hypotheken-und          Wechsel-Bank
                         Aktiengesellschaft. (Filed as exhibit 10.27 to the Company's Form 10-Q dated August 19, 1998 and incorporated herein by reference)

               10.28 Revolving Credit Agreement dated October 30, 1998, between Marker International and First Security Bank, N.A. (without exhibits) (Filed as exhibit 10.28 to the Company's Form 10-Q dated November 20, 1998 and incorporated herein by reference)

               10.29     Bond  Payment   Extension   Agreement   between  Marker
                         International and Isomura Sangyo Kaisha Ltd. (the Bondholder) dated September 3, 1998.*

               10.30 Employment Agreement between Peter Weaver and Marker International dated October 8, 1998.*

               10.31 License Agreement between Ski & Sports Recreation Company, L.L.C. and Marker International and Marker Ltd. dated March 8, 1999*

               10.32 Agreement dated as of March 8, 1999 between Ski & Sports Recreation Company, L.L.C. and Marker Ltd. and Marker International.*

               10.33 Shareholders Agreement between CT Sports Holding AG and Marker International and Marker Canada dated June 18, 1999 (Filed as exhibit 10.1 to Form 8-K filed on July 2, 1999).

               21.1      Subsidiaries of the Registrant.*

               23.1 Consent of Arthur Andersen LLP, independent public accountants.*

               27        Financial Data Schedule.*

(b)                      Reports Filed on Form 8-K:
                         --------------------------

                         Current Report on Form 8-K filed on March 12, 1999 reporting under Item 5 the execution of the letter of intent with CT Sports Holding AG regarding the restructuring of Marker.
-----------------------------
* filed herewith

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


To Marker International:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Marker International included in this Form 10-K, and have issued our report thereon dated June 30, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP


Salt Lake City, Utah
June 30, 1999

                              MARKER INTERNATIONAL
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                    FOR THE THREE YEARS ENDED MARCH 31, 1999
                                 (in thousands)

For the Year Ended:

                                 Balance at
                                Beginning of                             Amounts                             Balance at End
                                  Period            Provisions         Written Off         Other (1)           of Period
                                  ------            ----------         -----------         ---------           ---------
March 31, 1999

Allowance for doubtful
   accounts                     $    1,697          $   1,847           $  (1,691)          $   (132)          $    1,721


March 31, 1998

Allowance for doubtful
   accounts                     $    2,139          $     813           $  (1,176)          $    (79)          $    1,697


March 31, 1997

Allowance for doubtful
   accounts                     $    2,173          $     521           $    (431)          $   (124)          $    2,139





(1) The allowance for doubtful accounts is translated to U.S. Dollars at the exchange rate at the end of a reporting period. The provision and amounts written off are translated at the weighted-average rates of exchange prevailing during the reporting period. Amounts classified as "other" represent the effects of foreign currency translation on the allowance amount for the period.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Salt Lake, and the State of Utah on July 14, 1999.

                              MARKER INTERNATIONAL
                              --------------------

                                                     By:/s/ Kevin Hardy
                                                        ---------------------
                                                        Kevin Hardy
                                                        Chief Financial Officer

         Pursuant to the  requirements  of the Securities  Exchange Act of 1934, this  report has been  signed  below by the  following  persons on behalf of the registrant and in the capacities and on the dates indicated.
            Signature                            Title                                     Date
            ---------                            -----                                     ----

       /s/ Peter C. Weaver         Chief Executive Officer and President (Principal    July 14, 1999
       --------------------------                                                      -------------
         Peter C. Weaver           Executive Officer)

         /s/ Kevin Hardy           Chief Financial Officer                             July 14, 1999
       --------------------------                                                      -------------
           Kevin Hardy            (Principal Financial and
                                    Accounting Officer)

       /s/ John G. McMillian       Chairman of the Board, Marker International         July 14, 1999
       --------------------------                                                      -------------
        John G. McMillian

       /s/ Graham S. Anderson      Director                                            July 14, 1999
       --------------------------                                                      -------------
       Graham S. Anderson

       /s/ Vinton H. Sommerville   Director                                            July 14, 1999
       --------------------------                                                      -------------
       Vinton H. Sommerville

       /s/ Henry E. Tauber         Director                                            July 14, 1999
       --------------------------                                                      -------------
       Henry E. Tauber

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Marker International:

We have audited the accompanying consolidated balance sheets of Marker International (a Utah corporation) and subsidiaries (the "Company") as of March 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' (deficit) equity and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marker International and subsidiaries as of March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred a net loss of $48.0 million for the year ended March 31, 1999, and as of March 31, 1999 had a shareholders' deficit of $29.8 million. The Company currently has inadequate working capital to fund operations and service repayment of debt. The Company is not in compliance with certain financial covenants and in default under its obligations to certain creditors. All of these and other matters raise substantial doubt as to the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.



ARTHUR ANDERSEN LLP


Salt Lake City, Utah
June 30, 1999

                      MARKER INTERNATIONAL AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          AS OF MARCH 31, 1999 and 1998
                             (Dollars in Thousands)

--------------------------------------------------------------------------------

                                     ASSETS

                                                             1999         1998
                                                          ----------  ----------

CURRENT ASSETS:
     Cash and cash equivalents                            $   5,547    $  4,241
     Accounts receivable, net of allowance for doubtful
         accounts of $1,721 and $1,697, respectively         22,392      31,710
     Inventories                                             18,752      37,223
     Prepaid and other current assets                           391       4,440
                                                          ---------    ---------
              Total current assets                           47,082      77,614
                                                          ---------    ---------

PROPERTY, PLANT AND EQUIPMENT:
     Land                                                       386       1,050
     Building and improvements                                4,645       7,581
     Machinery and equipment                                 20,096      21,222
     Furniture, fixtures and office equipment                 4,797       4,582
                                                          ---------    ---------
                                                             29,924      34,435
     Less accumulated depreciation                          (18,725)    (16,733)
                                                          ---------    ---------
              Net property, plant and equipment              11,199      17,702
                                                          ---------    ---------

INTANGIBLE ASSETS, net of accumulated amortization              244       8,322
                                                          ---------    ---------

OTHER ASSETS                                                    448       1,482
                                                          ---------    ---------
                                                          $  58,973    $105,120
                                                          =========    =========


           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                      MARKER INTERNATIONAL AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                          AS OF MARCH 31, 1999 and 1998
                (Dollars in Thousands, Except Per Share Amounts)
-----------------------------------------------------------------------------------------

                 LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

                                                                 1999            1998
                                                              ----------      ----------

CURRENT LIABILITIES:
     Notes payable to banks                                 $    46,062    $    48,645
     Current maturities of long-term debt                         5,595          3,512
     Current maturities of Series A Bonds, issued to a
         related party                                           11,399          4,500
     Accounts payable                                             5,948          6,381
     Other current liabilities                                   12,937          7,830
                                                            -----------    -----------
              Total current liabilities                          81,941         70,868
                                                            -----------    -----------

LONG-TERM DEBT, net of current maturities                         3,821         14,898
                                                            -----------    -----------

SERIES A BONDS, net of current maturities, issued
     to a related party                                            --            5,500
                                                            -----------    -----------

REDEEMABLE  SERIES  B  PREFERRED  STOCK, $ 0.01 par
     value, 2,000,000 shares authorized,  1,000,000 shares
     issued and outstanding,  liquidation value of $3,169         3,000           --
                                                            -----------    -----------

MINORITY INTEREST                                                  --            1,447
                                                            -----------    -----------

COMMITMENTS AND CONTINGENCIES (Notes 1, 2, 5 and 9)

SHAREHOLDERS' (DEFICIT) EQUITY:
     Preferred stock, $0.01 par value, 5,000,000 shares
         authorized and none issued                                --             --
                                                            -----------    -----------
     Common stock, $0.01 par value, 30,000,000
         shares authorized and issued, shares outstanding
         11,140,577 and 11,130,577, respectively                    111            111
     Additional paid-in capital                                  36,311         36,299
     Accumulated deficit                                        (64,658)       (16,471)
     Accumulated other comprehensive loss                        (1,553)        (7,532)
                                                            -----------    -----------
              Total shareholders' (deficit) equity              (29,789)        12,407
                                                            -----------    -----------
                                                            $    58,973    $   105,120
                                                            ===========    ===========

           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

<


                      MARKER INTERNATIONAL AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED MARCH 31, 1999, 1998 and 1997
                (Dollars in Thousands, Except Per Share Amounts)


------------------------------------------------------------------------------------------------

                                                                  1999        1998        1997
                                                               ----------  ----------  ----------
NET SALES                                                      $ 74,167    $ 81,401    $ 83,076
COST OF SALES                                                    54,638      54,460      50,441
                                                               --------    --------    --------
GROSS PROFIT                                                     19,529      26,941      32,635
                                                               --------    --------    --------

OPERATING EXPENSES:
     Selling                                                     15,275      13,065      14,730
     General and administrative                                  15,401       7,475       8,616
     Research and development                                     2,756       3,003       2,996
     Warehousing and shipping                                     2,020       1,660       1,617
                                                               --------    --------    --------
                                                                 35,452      25,203      27,959
                                                               --------    --------    --------
OPERATING (LOSS) INCOME                                         (15,923)      1,738       4,676
                                                               --------    --------    --------
OTHER INCOME (EXPENSE):
     Interest expense                                            (6,637)     (5,746)     (5,109)
     Other, net                                                   1,508          33       2,814
                                                               --------    --------    --------
                                                                 (5,129)     (5,713)     (2,295)
                                                               --------    --------    --------
(LOSS) INCOME FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES                                        (21,052)     (3,975)      2,381
PROVISION FOR INCOME TAXES                                       (1,458)     (1,158)       (700)
                                                               --------    --------    --------
(LOSS) INCOME FROM CONTINUING
     OPERATIONS                                                 (22,510)     (5,133)      1,681
                                                               --------    --------    --------

DISCONTINUED OPERATIONS:
     (Loss) income from operations of discontinued snowboard
     business, net of income taxes                               (1,484)    (12,196)      2,921
     Loss on disposal of snowboard business                     (24,024)       --          --
                                                               --------    --------    --------

(LOSS) INCOME FROM DISCONTINUED OPERATIONS                      (25,508)    (12,196)      2,921
                                                               --------    --------    --------

NET (LOSS) INCOME                                              $(48,018)   $(17,329)   $  4,602
                                                               ========    ========    ========

PER SHARE INFORMATION (Basic and Diluted):
     (Loss) income from continuing operations                  $  (2.04)   $  (0.46)   $   0.16
                                                               --------    --------    --------
     (Loss) income from operations of discontinued
          snowboard business                                      (0.13)      (1.10)       0.29
     Loss on disposal of snowboard business                       (2.16)       --          --
                                                               --------    --------    --------
         (Loss) income from discontinued operations               (2.29)      (1.10)       0.29
                                                               --------    --------    --------

     Net (loss) income                                         $  (4.33)   $  (1.56)   $   0.45
                                                               ========    ========    ========


           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                      MARKER INTERNATIONAL AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY
                FOR THE YEARS ENDED MARCH 31, 1999, 1998 and 1997
                             (Dollars in Thousands)
------------------------------------------------------------------------------------------------------------------------------------



                                                                                                       Accumulated
                                                     Common Stock           Additional   Accumulated     Other        Total
                                                 ---------------------     Accumulated    Earnings    Comprehensive  Shareholder'
                                                  Shares      Amount         Paid-in     (Deficit)    Income (Loss) Equity (Deficit)
                                                 ---------   ----------   ------------ ------------  -------------- ----------------
BALANCE, MARCH 31, 1996                           8,447,877   $       84   $   21,531   $   (1,293)   $      446    $   20,768
Comprehensive Loss:
    Net income                                         --           --           --          4,602          --           4,602
    Foreign currency translation                       --           --           --           --          (6,011)       (6,011)
Total comprehensive loss                               --           --           --           --            --          (1,409)
Secondary public offering of common stock, net    2,680,000           27       14,753         --            --          14,780
Common stock options exercised                        1,250         --              9         --            --               9
Adjustment for change in reporting period of
     consolidated subsidiary                           --           --           --         (2,451)         --          (2,451)
                                                 ----------   ----------   ----------   ----------    ----------    ----------
BALANCE, MARCH 31, 1997                          11,129,127          111       36,293          858        (5,565)       31,697
Comprehensive Loss:
    Net loss                                           --           --           --        (17,329)         --         (17,329)
    Foreign currency translation                       --           --           --           --          (1,967)       (1,967)
Total comprehensive loss                               --           --           --           --            --         (19,296)
Common stock options exercised                        1,450         --              6         --            --               6
                                                 ----------   ----------   ----------   ----------    ----------    ----------
BALANCE, MARCH 31, 1998                          11,130,577          111       36,299      (16,471)       (7,532)       12,407
Comprehensive Loss:
    Net loss                                           --           --           --        (48,018)         --         (48,018)
    Foreign currency translation                       --           --           --           --           5,979         5,979
Total comprehensive loss                               --           --           --           --            --         (42,039)
Preferred stock dividends                              --           --           --           (169)         --            (169)
Common stock issued for services                     10,000         --             12         --            --              12
                                                 ----------   ----------   ----------   ----------    ----------    ----------
BALANCE, MARCH 31, 1999                          11,140,577   $      111   $   36,311   $  (64,658)   $   (1,553)   $  (29,789)
                                                 ==========   ==========   ==========   ==========    ==========    ==========



           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.


                      MARKER INTERNATIONAL AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED MARCH 31, 1999, 1998 and 1997
                Increase (Decrease) in Cash and Cash Equivalents
                             (Dollars in Thousands)

-------------------------------------------------------------------------------------------------------

                                                                      1999         1998         1997
                                                                    ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income                                               $(48,018)   $(17,329)   $  4,602
    Adjustments to reconcile net (loss) income to net cash
       (used in) provided by operating activities:
      Minority interest                                                 --          (183)      1,521
      Depreciation and amortization                                    5,151       5,200       4,386
      Equity in loss of unconsolidated subsidiary                       --          --           281
      Loss from consolidated subsidiary resulting from change in
         reporting period                                               --          --        (3,063)
      Loss from write down of goodwill and intangibles                 8,000       8,000        --
      Loss (gain) on sale of property, plant and equipment               959         (92)        444
      Change in assets and liabilities (net of amounts acquired):
          Accounts receivable, net                                     9,912      (6,302)     (3,109)
          Inventories                                                 19,464      (5,721)     (3,596)
          Prepaid and other assets                                     5,521         131       2,876
          Accounts payable                                               214         842      (1,015)
          Other current liabilities                                    3,756        (369)        875
                                                                    --------    --------    --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                    4,959     (15,823)      4,202
                                                                    --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                        (3,635)     (7,138)    (10,269)
    Majority purchase of DNR, net of cash acquired ($5,263)
                                                                        --          --       (14,560)
    Proceeds from disposition of equipment                             4,579       3,898         143
                                                                    --------    --------    --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                      944      (3,240)    (24,686)
                                                                    --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (repayments) on notes payable to banks             (1,912)     11,860      12,060
    Issuance of preferred stock                                        3,000        --          --
    Issuance of common stock, net of issuance costs                       12        --        14,780
    Proceeds from common stock options exercised                        --             6           9
    Proceeds from issuance of long-term debt                             393       3,094      10,385
    Redemption of Series A Bonds                                        --          --        (3,500)
    Principal payments on long-term debt                             (10,443)     (3,299)     (3,176)
                                                                    --------    --------    --------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                   (8,950)     11,661      30,558
                                                                    --------    --------    --------
Effect of foreign exchange rate changes on cash                        4,353      (1,889)     (2,731)
                                                                    --------    --------    --------
Net increase (decrease) in cash and cash equivalents                   1,306      (9,291)      7,343
Cash and cash equivalents at beginning of year                         4,241      13,532       6,189
                                                                    --------    --------    --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                            $  5,547    $  4,241    $ 13,532
                                                                    ========    ========    ========



           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NOTE 1. NATURE OF OPERATIONS, LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

         Marker International ("Marker" or the "Company") is a holding company which operates through its subsidiaries, Marker Deutschland GmbH ("Marker Germany"), Marker USA, Marker Japan Co., Ltd. ("Marker Japan"), Marker Austria GmbH ("Marker Austria") and Marker Canada, Ltd. ("Marker Canada") (see "Sale of Marker Canada Interest" below). Substantially all of the Company's ski bindings are manufactured by Marker Germany, which also distributes bindings in Germany, to subsidiaries of the Company and to independent distributors in countries where the Company does not have a distribution subsidiary. Marker Ltd., also a subsidiary of the Company, designs, distributes and sells to retailers the Company's clothing, gloves and luggage products for skiing and other recreational activities. Effective April 1, 1999, the Company licensed Ski and Sports Recreation Company, L.L.C. to manufacture and sell apparel, luggage and glove utilizing the Marker name. The principal markets for the Company's products are North America, Europe and Asia.

         During fiscal 1999, the Company decided to discontinue its snowboard business which was primarily operated through DNR Sportsystem Ltd., an 80% owned subsidiary of Marker AG, a wholly owned subsidiary of the Company, and Marker's wholly-owned subsidiaries, DNR USA, Inc. DNR North America, Inc. and DNR Japan Co. Ltd. (See "Discontinued Operations" below).

         The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of approximately $48.0 million for the year ended March 31, 1999 and as of March 31, 1999 had a shareholders' deficit of approximately $29.8 million. The Company was not in compliance with covenants of various debt and other obligations and has insufficient working capital to fund operations (See Notes 2, 3 and 9 for a discussion of obligations in default). These factors among others, raise substantial doubt about the Company's ability to continue as going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

         Management's plans with respect to these matters include, among other things, restructuring the Company's obligations, obtaining additional financing, entering into the Asset Purchase Agreement with CT Sports Holding AG and filing a voluntary petition for relief under Chapter 11 of the United States Code. Management is actively pursuing these plans as discussed below. There can be no assurance that the Company will be successful in such endeavors or that the Company will not be forced into an involuntary bankruptcy in the near term.

         Letter of Intent with CT Sports Holding AG - On March 7, 1999, the Company signed a letter of intent with CT Sports Holding AG, a Swiss company ("CT Sports"), pursuant to which the Company will transfer substantially all of its assets and certain liabilities under a confirmed chapter 11 plan of reorganization to a newly formed entity ("Newco"). In exchange, Marker will receive a 15% equity interest in Newco, subject to possible adjustment. The remaining 85% equity interest in Newco will be issued to CT Sports in exchange for $15 million in cash (subject to reduction by $1,025,501 as a result of the consummation of the transactions under the Marker Canada, Ltd. ("Marker Canada") Shareholders Agreement described below). CT Sports is a newly formed entity owned by Tecnica S.p.A. and H.D. Cleven, the principal shareholder of the Volkl Group.

         Under the letter of intent, Marker International, DNR USA, Inc. ("DNR USA"), and DNR North America, Inc. ("DNR North America") are required to file a petition for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") within 14 days of the execution of a definitive purchase agreement. Following the execution of the purchase agreement, Marker will be obligated to pay a $1.0 million break-up fee to CT Sports if the acquisition is not consummated and (i) Marker consummates any plan of reorganization other than the plan agreed upon by CT Sports, or (ii) Marker consummates any sale of its stock or assets other than as contemplated by the purchase agreement upon terms more favorable to the shareholders of Marker (an "Alternative Sale"). Marker will not be obligated to pay the break-up fee if Marker's failure to consummate the acquisition is due to (i) circumstances beyond its control, Marker is not in material breach of the purchase agreement and Marker has not consummated an Alternative Sale, or (ii) a material breach by CT Sports of the purchase agreement. Marker is also required to reimburse CT Sports and its affiliates for actual costs and expenses incurred by them in connection with the acquisition unless (i) either the letter of intent or the purchase agreement is terminated in accordance with terms or as a result of a material breach by CT Sports, or
(ii) CT Sports elects to abandon the acquisition.

         The letter of intent requires a period of exclusivity and cooperation from Marker. There are numerous conditions to CT Sport's obligation to consummate the acquisition. Such conditions include, but are not limited to, (a) Newco entering into employment agreements with key members of Marker's management, (b) satisfactory due diligence, (c) there not being any material adverse change in the business of the Company, (d) Marker and CT Sports entering into lockup agreements with a majority of Marker's shareholders and (e) acceptable pre-bankruptcy agreements with key creditors.

         Marker is currently in the process of negotiating the terms and conditions of a definitive purchase agreement with CT Sports and is negotiating with certain of its creditors in order to satisfy certain of the conditions precedent to the acquisition. There can be no assurance that Marker will enter into a definitive purchase agreement with CT Sports on the terms contemplated in the letter of intent or that Marker will be able to satisfy the conditions precedent under any such agreement.

         The transaction does not require the Company's other subsidiaries, including Marker USA, Marker Japan, Marker Ltd., Marker Austria , Marker Canada and Marker Germany, to file a voluntary petition for relief under Chapter 11 and, therefore, the Company currently does not anticipate filing voluntary petitions for these subsidiaries.

         Sale of Marker Canada Interest - On June 18, 1999, CT Sports, Marker International, Marker Canada and Lapointe Rosenstein, as escrow agent, entered into a shareholders agreement (the "Shareholders Agreement") pursuant to which CT Sports purchased 200 class "A" shares of Marker Canada for a purchase price of Cdn $1.5 million (U.S. $1.0 million). The 200 class "A" shares represent 66.66% of the outstanding voting and participating shares of Marker Canada. The remaining 100 class "A" shares, representing 33.33% of the outstanding and voting shares, are held by the Company. The purpose of this transaction was to provide working capital to Marker Canada.

         CT Sports will hold its 200 shares in the name of and on the behalf of Marker International GmbH (in foundation), which upon formation will be deemed to be the shareholder of such shares. The purchase price of Cdn $1.5 million (U.S. $1.0 million) will be deducted from the U.S. $15 million required to be contributed by CT Sports to Newco pursuant to the purchase agreement between the Company and Newco (the "Asset Purchase Agreement"). CT Sports has the option (the "Option") to require Marker to sell to CT Sports all of Marker's 100 shares of Marker Canada for a purchase price of Cdn $750,000 ($0.5 million), less all amounts then payable by Marker or any of its subsidiaries to Marker Canada, CT Sports or any subsidiary or affiliate of CT Sports. The Option is exercisable if
(i) the transactions contemplated by the Asset Purchase Agreement are not consummated on or before December 31, 1999, (ii) Marker or any of its subsidiaries is acquired by, merges with or sells all or a substantial part of its assets or securities to a person other than CT Sports, its subsidiaries or affiliates, (iii) Marker makes a motion or application in the bankruptcy court to reject the Option, or (iv) Marker contests the validity or enforceability of the Option or denies it has any obligations under the Shareholders Agreement.

         In connection with the Shareholders Agreement, each of Marker, Tecnica S.p.A. and the Volkl Group entered into distribution agreements with Marker Canada granting Marker Canada the exclusive right to distribute certain products in Canada for a period of five years.

         License of Apparel Business - On March 8, 1999, the Company and Marker Ltd., entered into a license agreement granting Ski & Sports Recreation Company, L.L.C. ("SSRC") an exclusive, worldwide right to manufacture, market and sell the Company's clothing, gloves and luggage products (the "Apparel Business") utilizing the Marker tradename in return for royalty payments equal to a percentage of net sales which ranges from 3% to 5%. The initial term of the agreement is from April 1, 1999 through March 31, 2009 and is automatically extended for additional one year periods unless sooner terminated by either party in accordance with the agreement. The Company has the right to terminate the license agreement in the event annual sales fall below a certain level. In addition, the Company has an option for the 24 month period commencing on April 1, 1999 and ending on March 31, 2001 to acquire by assignment all of the rights of SSRC under the license agreement for a formula price based upon earnings before interest and taxes as set forth in the Option and Right of First Refusal Agreement dated March 8, 1999 between the Company and Marker Ltd. and SSRC. Further, the Company has a right of first refusal through March 31, 2002 as to any sale or transfer of the business and assets used by SSRC for the manufacture, sale and marketing of the Apparel Business. In connection with the license agreement, SSRC agreed to purchase certain assets of Marker Ltd. for $859,000, of which $450,000 was paid at closing, $204,500 is due on July 10, 1999 and $204,500 is due on August 31, 1999. With respect to certain Olympic inventory, SSRC agreed to pay 60% to 75% of the net sales price to the Company as the sales price is received.

         Marker Germany and Marker Austria Stockholder's Deficit - As of March 31, 1999, Marker Germany and Marker Austria, on a stand alone unconsolidated basis, each had a net stockholder's deficit. Under the applicable foreign laws and regulations, in order to avoid bankruptcy proceedings, these entities require additional capital infusions. Marker and CT Sports are in the process of negotiating the Asset Purchase Agreement and debt restructuring arrangements with certain of Marker's creditors. If successful, these negotiations will result in capital infusions which will increase the stockholder's equity of these entities. There can be no assurance that the Company will be successful in increasing stockholder's equity at a level sufficient to avoid such bankruptcy proceedings.

         Non-compliance with Debt Covenants / Defaults / Debt Restructuring - In connection with the letter of intent, Marker and CT Sports are in the process of negotiating restructuring arrangements with Marker's key creditors. CT Sports has entered into an agreement with the Series A bondholder whereby the Series A Bonds will be reduced to an aggregate principal amount of $5,750,000 and payable in four equal annual installments of $750,000 with $2,750,000 payable after 5 years. The agreement also requires interest payments at 2% per annum during the first four years, and thereafter a variable rate not exceeding the prime rate on commercial loans in Japan plus 0.5%. The agreement also requires that certain personal guarantees of Eiichi Isomura on Marker Japan's debt obligations be satisfied commencing on the sixth anniversary of the bankruptcy court confirming a plan of reorganization. The agreement with the Series A bondholder is conditioned upon, among other things, Marker entering into a definitive purchase agreement with CT Sports. In addition, the Company has reached a restructuring agreement with its equipment lessor, Zions Bank (see Note 5). To date, Marker and CT Sports have not entered into a definitive purchase agreement or definitive agreements with any of the Company's other creditors. There can be no assurance that the Company will reach satisfactory agreements with CT Sports or the Company's creditors. In addition, many of the Company's debt agreements are in technical default (see Notes 2 and 3). The Company's creditors may demand immediate payment of amounts due, foreclose on the Company's assets which are pledged as collateral under the agreements or exercise other legal remedies, including forcing the Company into an involuntary bankruptcy.

Discontinued Operations

         On  September  10,  1998,   the  Board  of  Directors   authorized  the
disposition of the snowboard operations of the Company. The Company has substantially completed the process of exiting the snowboard business through dissolution and sale of its snowboard subsidiaries and related assets. On December 14, 1998, the Company sold its 80% interest in DNR Sportsystem for nominal consideration and the elimination of all outstanding intercompany balances. On December 31, 1998, the Company sold the building and land that housed the Company's snowboard manufacturing operations for $3.1 million. On January 14, 1999, the Company's leased snowboard manufacturing equipment was disposed of through an auction and the net proceeds of the auction were paid to the equipment lessor. The Company has a remaining obligation of $1.7 million to the lessor, which is included in the liabilities of continuing operations. The Company is currently in the process of collecting its remaining outstanding snowboard receivables of $171,000, net of allowance for doubtful accounts, as of March 31, 1999, which will complete the Company's exit from the snowboard business.

         The components of net assets of discontinued operations included in the consolidated balance sheets at March 31, 1999 and 1998, respectively, were as follows:

                                                       March 31,       March 31,
                                                         1999            1998
                                                       --------        ---------
                                                             (in thousands)
Accounts receivable, net                                $   171         $ 3,781
Inventories                                                --             4,995
Prepaid and other current assets                              9           1,611
Current portion of long-term debt                          --              (806)
Accounts payable                                             (8)         (2,276)
Other current liabilities                                (2,032)         (1,650)
                                                        -------         -------
         Net current assets                             $(1,860)        $ 5,655
                                                        =======         =======

Net property, plant and equipment                       $  --             4,538
Intangible assets, net                                     --             7,909
Other assets                                               --               273
Long-term liabilities                                      --            (2,320)
Minority interest                                          --            (1,447)
                                                        -------         -------
         Net long-term assets                           $  --           $ 8,953
                                                        =======         =======

         As of March 31, 1999, the liabilities of the discontinued operations exceeded the assets by approximately $1.9 million. The net losses of these operations prior to September 1998 are included in the consolidated statements of operations under "loss (income) from operations of discontinued snowboard business." Revenues from the discontinued operations were approximately $3.3 million, $12.9 million and $43.3 million for the fiscal years ended March 31, 1999, 1998 and 1997, respectively. The (loss) income from operations of discontinued snowboard business has been reflected net of income tax benefit (provision) of $134,000, $636,000 and $(956,000) for the fiscal years ended March 31, 1999, 1998 and 1997, respectively. The loss on disposal of the snowboard business reflected in the consolidated statements of operations includes the write-down of assets and the estimated costs of disposing of these operations. The significant components of this loss include the write-off of intangible assets, the loss on the sale of the Company's investment in DNR Sportsystem Ltd., realization of foreign currency translation losses, write-down of inventories and receivables, reserves for losses on terminating non-cancelable operating leases and write-down of property and equipment. The disposal estimates represent management's best estimates of the potential loss based upon available information. However, actual results could differ from those estimates.

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

Consolidation

         The consolidated financial statements include the accounts of Marker International and its subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation.

Foreign Currency Translation

         The functional currency for the Company's foreign operations is the applicable local currency: Marker Germany - Deutsche Marks, Marker Japan and DNR Japan - Japanese Yen, Marker Canada - Canadian Dollars, Marker Austria - Austrian Schillings and DNR Sportsystem - Swiss Francs. The financial statements of foreign subsidiaries are translated into U.S. Dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52. Assets and liabilities of foreign subsidiaries are translated into U.S. Dollars at the applicable rates of exchange at the end of the reporting period. Income and expense items are translated at the weighted average rates of exchange prevailing during the period. Translation gains and losses are reflected as a separate component of shareholders' (deficit) equity as "accumulated other comprehensive loss."

Cash and Cash Equivalents

         Cash and cash equivalents include investments in certificates of deposit with original maturities of less than 30 days. As of March 31, 1999, the Company has granted a security interest in a $2.0 million time deposit held in the Company's name at a United States branch of a German bank. This deposit is restricted for use as collateral on borrowings from such bank, which totaled
$3.5 million at March 31, 1999. On April 19, 1999, pursuant to an amended promissory note, the bank applied the proceeds of the time deposit to the outstanding balance on its note due to the nonpayment of a principal and interest payment due on April 15, 1999. The Company is currently in the process of restructuring the remaining balance of $1.5 million. In the event that an agreement is not reached, the bank could proceed to obtain a judgment against the Company and force the Company into an involuntary bankruptcy.

Accounts Receivable - Seasonality

         The Company has certain sales programs, which result in the majority of the annual net sales occurring in the second and third fiscal quarters. The balance of the annual net sales occurs primarily during the fourth fiscal quarter. In accordance with industry practice, the Company grants payment terms to its customers in excess of 30 days. As of March 31, 1999, the Company had certain accounts receivable from customers which are not due for over ten months.

Inventories

         Inventories include direct materials, direct labor and manufacturing overhead costs and are recorded at the lower of cost (using the first-in, first-out method) or market. The major classes of inventories are as follows (in thousands):
                                                          March 31,
                                                -----------------------------
                                                    1999               1998
                                                  -------             -------
              Raw materials                     $      542         $    1,411
              Work in process                        1,821              2,306
              Finished goods                        16,389             33,506
                                                ----------         ----------
                                                $   18,752         $   37,223
                                                ==========         ==========

Property, Plant and Equipment

         Property, plant and equipment are recorded at cost. Major additions and improvements are capitalized, while costs for minor replacements, maintenance and repairs that do not increase the useful life of an asset are expensed as incurred.

         For financial reporting purposes, the provision for depreciation and amortization is determined using the straight-line method based on the expected remaining economic useful lives of the assets as follows:

                  Description                         Useful Lives
                  -----------                         ------------
         Machinery and equipment                      2 - 10 years
         Furniture, fixtures and office equipment     2 - 10 years
         Building and improvements                    2 - 40 years

         For the year ended March 31, 1997, the Company capitalized interest costs totaling approximately $237,000, related to the construction of corporate facilities. No interest was capitalized during fiscal 1998 or 1999.

Accounting for the Impairment of Long-Lived Assets

         The Company reviews long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred that indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows of the related asset over the remaining life in measuring whether the assets are recoverable.

         The Company has evaluated the recoverability of its net property, plant and equipment at March 31, 1999 assuming that the Company will be successful in restructuring the Company's obligations, obtain additional financing and continue as a going concern. Net property, plant and equipment consists primarily of the Company's manufacturing equipment in Germany of $7.5 million and its U.S. corporate headquarters and distribution facility of $3.0 million at March 31, 1999. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of property, plant and equipment carrying amounts that might result should the Company be unsuccessful in restructuring its obligations and be unable to continue as a going concern.

Intangible Assets

         As of March 31, 1999, intangible assets consisted of the distribution rights for Tecnica and Volkl products that were purchased in January 1998 as part of the process of establishing a new distribution entity in Canada. These assets are amortized using the straight-line method over 3 years. At March 31, 1999, accumulated amortization on intangible assets was approximately $173,000. Intangible assets as of March 31, 1998 also consisted of goodwill, trade names and licenses resulting from the Company's acquisition of a snowboard business (See Note 8).

         During fiscal 1998, the Company recorded an impairment loss of $8.0 million related to the intangible assets of its snowboard business. In addition, as part of the Company's exit from the snowboard business in fiscal 1999, the Company wrote-off the remaining intangible assets of $8.0 million. These write-offs have been classified as part of the loss on discontinued operations.

Revenue Recognition

         Revenue is recognized when products are shipped to the customer.

Advertising

         The Company expenses advertising costs the first time the advertising takes place. For the years ended March 31, 1999, 1998 and 1997, advertising expenses totaled approximately $3.9 million, $4.4 million and $3.3 million, respectively.

Income Taxes

         The Company recognizes deferred income tax assets or liabilities for expected future tax consequences of events that have been recognized in the financial statements or tax returns in different periods. Under this method, deferred income tax assets or liabilities are determined based upon the difference between the financial and income tax bases of assets and liabilities using enacted tax rates expected to apply when differences are expected to be settled or realized.

Fair Value of Financial Instruments

         The Company believes that the fair value of its long-term debt and preferred stock could be less than its book value due to the current financial position of the Company. Information relating to carrying amount, interest rate and maturity dates is disclosed in Notes 2 and 3. It was not practicable for the Company to estimate the fair value of its long-term debt and preferred stock, for which a quoted market price was not available, because the cost of determining fair value would be unreasonable. The Company believes that the book value of all other financial instruments approximates fair value except for derivatives (see Note 9).

Per Share Information

         Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per common share (Diluted EPS) reflects the potential dilution that could occur if stock options were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise of stock options and conversion of preferred stock that would have an anti-dilutive effect on net income (loss) per common share.

         The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations (in thousands, except per-share amounts):

                                     1999                           1998                                1997
                       --------------------------------   -----------------------------    -------------------------------
                         (Loss)      Shares   Per-Share   Income      Shares  Per-Share       Income    Shares   Per-Share
                         (Num.)     (Denom.)    Amount    (Num.)     (Denom.)   Amount        (Num.)   (Denom.)    Amount
Basic EPS              $(48,187)     11,136   $ (4.33)  $(17,329)     11,130   $(1.56)      $  4,602     10,285   $  0.45
  Dilutive options         --          --         --        --          --        --             --          51       --
                       --------    --------   --------  --------    --------   ----------   --------   --------   -------
Diluted EPS            $(48,187)     11,136   $ (4.33)  $(17,329)     11,130   $(1.56)$     $  4,602   $ 10,336   $  0.45
                       ========    ========   ========  ========    ========   ==========   ========   ========   =======



         The net loss used in the numerator of Basic and Diluted EPS for fiscal 1999 was adjusted for redeemable Series B Preferred Stock dividends of $169,000. For the years ended March 31, 1999 and 1998, there were outstanding options and warrants to purchase a total of 1,763,300 and 1,076,300 shares of common stock, respectively, that were not included in the computation of Diluted EPS. In addition, the assumed conversion of Series B Preferred Stock is not considered in the computation of Diluted EPS for fiscal 1999. For fiscal year 1997, certain options and warrants were not included because the exercise prices of such options and warrants were greater than the average market price of common shares. For fiscal years 1999 and 1998, the options and warrants were not included because the Company incurred a net loss.

Foreign Exchange Contracts

         The  Company  enters  into  foreign  exchange  contracts  to reduce the potential impact of unfavorable fluctuations in foreign exchange rates. Contracts that are intended to hedge firm commitments are deferred and recognized as part of the cost of the underlying transaction being hedged. Gains and losses on foreign exchange contracts that do not qualify as hedges are reported currently in income. During fiscal 1999, given the financial position of the Company, the Company determined that all gains and losses on foreign exchange contracts should be reported in income (see Note 9).

Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes new accounting and reporting standards for companies to report information about derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. This statement is effective for financial statements issued for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not determined if it will adopt SFAS 133 prior to its effective date. The Company is unable to determine if this pronouncement will have a material impact on the Company's result of operations, financial position or liquidity.

Reclassifications

         Certain reclassifications have been made in prior years' consolidated financial statements to conform to the current year's presentation.

NOTE 2.  NOTES PAYABLE TO BANKS AND LONG-TERM DEBT

         Notes  payable to banks at March 31,  1999 and 1998,  consisted  of the following:
                                                                                     1999                  1998
                                                                                   -------                -------
                                                                                            (in thousands)
Credit  arrangement  with three  German  banks,  with  maximum  borrowing  of DM
   58,659,000 ($32.3 million).  The arrangement  provides for maximum borrowings at the bank's base rate or a  combination  of  borrowings  at the bank's base rate.  Amounts  outstanding  at March 31, 1999  consisted  of Euroloans of DM
   45,000,000 ($24.8 million), bearing interest rates ranging from 3.7% to 4.17%
   subject to an interest cap for DM 5,000,000 ($2.8 million),  which limits the interest rate to a maximum rate of 6%, and current  accounts of DM 13,659,000
   ($7.5 million). Borrowings are secured by the accounts receivable,  inventory and equipment of Marker  Germany and are  guaranteed by Marker  International
   and Marker USA. The agreement with the banks extends through March 31, 1999.  $   32,304           $   19,379

Credit  arrangements  with three Japanese banks,  with maximum  borrowing of YEN
   1,450,000,000  ($10,884,000),  subject to approval by the bank.  At March 31,
   1999, YEN 189,000,000  ($1,590,000) of borrowings were  outstanding  with the interest  rate at 2.0%,  due in  installments  at various dates through March
   2000; YEN 89,000,000 ($749,000) secured by the assets of a former director of
   the   Company   and  YEN   100,000,000   ($841,000)   guaranteed   by  Marker
   International.                                                                     1,590                3,153

Line of credit with First  Security  Bank,  maximum  borrowings of  $33,600,000, subject to a borrowing  base  limitation.  Interest at the bank's  prime rate plus 0.5% (8.75% at March 31, 1999)  secured by the accounts  receivable  and inventory  of Marker USA and Marker  Ltd.  and by the land and  buildings  of
   Marker  International.  The line of credit agreement expires, as extended, on
   July 31, 1999.                                                                    10,636                24,901

Credit   arrangement   with  Royal  Bank  of  Canada,   maximum   borrowings  of
   CND$3,000,000  ($1,988,400).At March 31, 1999, CND$2,312,000 ($1,532,000) was
   outstanding.  Interest  accrues at the bank's prime rate plus 1.25% (8.00% at
   March 31,  1999).  Amounts  are  secured by  inventory  of Marker  Canada and guaranteed  by  Marker  International  and  Marker  USA.  The line of  credit
   agreement expires August 1999.                                                     1,532                 1,212
                                                                                 ----------            ----------
                                                                                 $   46,062            $   48,645
                                                                                 ==========            ==========


         For the years ended March 31, 1999 and 1998, the weighted average interest rate on short-term borrowings outstanding at year end was 5.4 percent and 6.5 percent, respectively, the maximum short-term borrowing amount outstanding during such years was $78.9 million and $74.2 million, respectively, the average amount outstanding during the years was $64.4 million and $58.8 million, respectively, and the weighted average interest rate during such years was 6.3 percent and 6.1 percent, respectively.

         At  March  31,  1999,  the  Company  had  approximately  $47.0  million
available   borrowings  under  lines  of  credit,   of  which  it  had  borrowed
approximately $46.1 Million.

         On March 31, 1999, the Company's DM 58.7 million (U.S. $32.3 million) line of credit with HypoVereinsbank, Deutsche Bank AG and BFG Bank expired. HypoVereinsbank and Deutsche Bank AG have agreed to extend the credit line through August 31, 1999 based on numerous conditions. Such conditions include, but are not limited to, (i) the consummation of the Asset Purchase Agreement
(ii) Marker and CT Sports entering into lockup agreements with a majority of Marker's shareholders and acceptable pre-bankruptcy agreements with key creditors, and (iii) product purchase guarantees by CT Sports. There can be no assurance that the Company will be successful in meeting these conditions. In the event that the Company is unable to meet these conditions, the German banks could terminate the bank line immediately and force the Company into an involuntary bankruptcy.

         The Company is not in compliance with several loan covenants under the terms and conditions of the revolving credit agreement among the Company, its U.S. subsidiaries and First Security Bank. On June 14, 1999, First Security Bank notified the Company that the termination of the Netting Agreement with M&T Bank constituted a default under the revolving credit facility. Also, as of June 30,1999, the Company's outstanding balance on its line of credit exceeded the available borrowing base for a period greater than the ten day mandatory repayment period allowed under the revolving credit agreement which also constitutes a default. As of July 14, 1999, First Security Bank had not declared the line of credit in default, but has reserved the right to do so. In the event that the bank declares the line of credit in default, the bank can exercise its rights to demand payment of all amounts due under the revolving credit agreement, foreclose on the Company's assets which are pledged as collateral under the agreement, or force the Company into an involuntary bankruptcy. There can be no assurance that the Company will be able to cure its non-compliance or reach a satisfactory agreement with the bank.

         As of March 31, 1999, the Company was not in compliance with a minimum tangible net worth covenant under a $3.0 million Canadian Dollar (U.S. $2.0 million) line of credit agreement with the Royal Bank of Canada ("Royal Bank"). The Company was also not in compliance with margin requirements under the same line of credit as of March 31, 1999. On June 22, 1999, the Royal Bank notified the Company of several terms and conditions that it requires the Company to meet in order for the Royal Bank to continue to provide financing to the Company. The Company is currently in the process of attempting to comply with the terms and conditions that the Royal Bank has outlined in its letter and is in the process of negotiating with a new lender in order to obtain financing. In the event that non-compliance is not cured or waived, the Royal Bank may exercise its rights to demand payment of all amounts due and/or foreclose on the Company's assets which are pledged as collateral under the agreement which could also lead to cross-defaults under the Company's other credit arrangements. There can be no assurance that the Company will be able to cure its non-compliance, reach a satisfactory agreement with Royal Bank or secure financing from a new lender.

         As of June 30, 1999, the Company had not been formally notified that it is in current default on the credit arrangements with its German and Japanese banks. However, given the defaults on the other agreements, it is possible that these agreements could be declared in default in the near term.

         Long-term debt at March 31, 1999 and 1998 consisted of the following:
                                                                                   1999                   1998
                                                                                 --------               -------
                                                                                           (in thousands)
Notes payable to two German banks,  interest  rates ranging from 4.95% to 7.50%, due in  installments  through  June  2007,  secured by  accounts  receivable, inventory and equipment of Marker Germany and guaranteed
   by Marker International and Marker USA                                         $   3,733             $   5,518

Note payable to a U.S. bank,  interest at 8.25% due October 1999, secured by the inventory and accounts receivable of Marker USA and Marker Ltd.
   and guaranteed by Marker International                                                 -                 4,500

Note payable in German Marks (DM 6.4 million) to a U.S. branch of a German bank,
   HypoVerinsbank,  interest at 4.64%,  due in installments  through April 2001, secured by a $2,000,000 time deposit held in the
   Company's name at the bank (see Note 1)                                            3,523                 3,941

Note  payable  to  a  U.S.   bank,   interest  at  9.7%,  due  in  monthly
   installments through July 2004, secured by a building                              1,162                 1,318

Notes payable to an insurance company, paid in full during fiscal 1999.                   -                 2,184

Note payable to Royal Bank of Canada, interest at prime rate plus 1.25% (8.0% at
   March 31, 1999) due on March 31, 2000, secured by a standby
   letter of credit issued by Marker International, currently in default                166                     -

Note payable to a Japanese bank, interest at 2.13%, due in installments  through
   November 2000, secured by the assets of a former director of the Company             801                   562

Other                                                                                    31                   387
                                                                                  ----------            ---------
                                                                                      9,416                18,410
Less current maturities                                                              (5,595)               (3,512)
                                                                                  ---------             ---------
                                                                                  $   3,821             $  14,898
                                                                                  =========             =========

         The following are scheduled principal maturities of long-term debt as of March 31, 1999 (in thousands):
                              Year Ending March 31,             Amount
                              ---------------------            -------
                              2000                             $   5,595
                              2001                                 1,575
                              2002                                   759
                              2003                                   453
                              2004                                   448
                              Thereafter                             586
                                                               ---------
                                                               $   9,416
                                                               =========

         On April 15, 1999, the Company did not make a required principal and interest payment of DM 900,000 (U.S. $496,000) on a note payable to HypoVereinsbank, New York. On April 16, 1999, HypoVereinsbank notified the Company that the nonpayment of principal and interest constituted a default under the terms of the note and that the entire balance of DM 6.4 million (U.S. $3.5 million) was immediately due and payable. As a result, HypoVereinsbank applied the proceeds of a time deposit that was held as security by the bank in the amount of $2.0 million against the outstanding balance due on the note. The Company is currently negotiating with HypoVereinsbank to restructure the remaining balance. In addition the Company's note payable to Royal Bank of Canada is in default as part of the Company's noncompliance with the line of credit agreement. Accordingly, the amounts under these notes are classified as current maturities at March 31, 1999. There can be no assurance that the Company will reach a satisfactory agreement with HypoVereinsbank.

         Total cash paid for interest during the years ended March 31, 1999, 1998 and 1997 was approximately $6,358,000, $5,492,000, and $5,276,000, respectively. Included in total cash payments for interest are Series A Bond (See Note 3) interest payments which totaled approximately $472,000, $936,000 and $1,253,000 for the years ended March 31, 1999, 1998 and 1997, respectively.

NOTE 3.  SERIES A BONDS

         All of the Company's outstanding Series A Bonds are held by Isomura Sangyo Kaisha Ltd., a Japanese corporation ("Isomura Sangyo" or the "Bondholder"), controlled by Eiichi Isomura, a former director of the Company, and his family. The Series A Bonds are subject to redemption upon not less than 30 days prior notice, in whole or in part, at the option of the Company.

         The Series A Bonds consist of the Series A-1, A-2 and A-3 Bonds and require semiannual interest payments on September 30, and March 31. The Series A-1 Bonds bear interest at the effective borrowing rate for the Bondholder (the "Japanese Bank Rate") which was approximately 4.75% and 7.97% for the fiscal years 1999 and 1998, respectively. The Series A-2 and A-3 Bonds bear interest at the Japanese Bank Rate plus three percent which was approximately 7.75% and 10.97% for fiscal years 1999 and 1998, respectively.

         Pursuant to an extension agreement dated September 3, 1998, between the Company and the holder of the Series A Bonds, payment terms of the Series A
Bonds issued by the Company were extended as follows:

                                     Bonds Payable    Bonds Payable        Bond Payment Date          Bond Payment Date
                                     Japanese Yen      U.S. Dollars       Prior to Extension            As Extended
                                     ------------      ------------       ------------------            -----------
                                      (In 000's)        (In 000's)
Series A-1 Bonds
         Certificate #5                 270,947           $ 2,280           October 1, 1998            October 1, 1999
         Certificate #6                 270,947             2,280           October 1, 1999            October 1, 2000
                                        -------             -----
Total Series A-1 Bonds                  541,894             4,560
                                        -------             -----

Series A-2 Bonds
         Certificate #3                 338,683             2,850         December 16, 1998          December 15, 1999
         Certificate #4                 338,683             2,850         December 16, 1999          December 15, 2000
                                        -------             -----
Total Series A-2 Bonds                  677,366             5,700
                                        -------             -----

Series A-3 Bonds
         Certificate #1                 135,473             1,139         December 16, 1999          December 16, 2001
                                        -------             -----
Total Series A Bonds                  1,354,733           $11,399
                                      =========           =======

         The holder of the Series A Bonds elected, under the terms of the extension agreement, to convert the bonds from United States dollar denominated bonds to Japanese Yen denominated bonds. The conversion of the Bonds from $10.0 million U.S. Dollars to 1,354,733,330 Japanese Yen was made effective on September 30, 1998. This Yen denominated obligation currently remains unhedged and any gains or losses resulting from fluctuations in exchange rates are recorded in income. As of March 31, 1999, the Company recorded an unrealized loss of approximately $1.4 million.

         During fiscal year 1999, the Company did not make the required interest payments of $125,000 due in October 1998 and $125,000 due in April 1999 on the Series A Bonds. As a result, the bondholder has the right to declare the Series A Bonds in default and accelerate the entire outstanding balance of $11.4 million plus accrued interest of $0.7 million. As a result, the Series A Bonds have been classified as a current liability. On March 26, 1999, CT Sports entered into a restructuring agreement with the bondholder which is contingent, among other things, Marker entering into a definitive purchase agreement with CT Sports (see Note 1). There can be no assurance that the bondholder will not declare the Series A Bonds in default and accelerate the outstanding balance.

NOTE 4.  SERIES B PREFERRED STOCK

         On August 24, 1998, Henry E. Tauber, former president and chief executive officer of Marker and a member of Marker's board of directors, purchased 1,000,000 shares of the Company's Series B Preferred Stock, $0.01 par value (the "Preferred Stock"), for a purchase price of $3,000,000.

         Each share of Series B Preferred Stock is convertible, at the option of the holder, at any time, into shares of Common Stock of the Company at a rate of one and one-third shares of Common Stock for each share of Series B Preferred Stock. Holders of the Series B Preferred Stock have the right to one vote for each share of Common Stock into which such Series B Preferred Stock is convertible. Holders of the Series B Preferred Stock are entitled to receive annual dividends payable either in cash, at the rate of $0.27 per share, or by the issuance of 9/100 of a share of Series B Preferred Stock, at the election of the Company. Such dividends are cumulative; however, accrued and unpaid dividends do not bear interest. For fiscal 1999, accrued and unpaid dividends were approximately $169,000.

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

         As part of he Company's overall restructuring plan, Mr. Tauber is presently negotiating with CT Sports for the retirement of the Series B Preferred Stock. There can be no assurance that the Company will be able to reach a satisfactory agreement with the holder of the Series B Preferred Stock.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

Leases

         The  Company  is  committed  under  various  long-term   non-cancelable
operating leases requiring minimum annual rentals as follows (in thousands):
                         Year Ending March 31,              Amount
                         --------------------               ------
                         2000                             $    1,602
                         2001                                  1,170
                         2002                                  1,044
                         2003                                    950
                         2004                                    839
                         Thereafter                            7,156
                                                          ----------
                                                          $   12,761
                                                          ==========

         Rent and lease expense was approximately $2,217,000, $2,791,000, and $3,176,000 for the years ended March 31, 1999, 1998 and 1997, respectively.

         During June 1997, the Company entered into an agreement for the sale and leaseback of the Company's machinery and equipment of its snowboard facility. The Company had an option to purchase such facility for $790,000 at expiration of the lease. The lease was classified as an operating lease. On January 14, 1999, the leased snowboard manufacturing equipment was disposed of through an auction and the net proceeds of the auction were paid to the equipment lessor. The Company has a remaining lease obligation of $1.7 million to the lessor, which is included in the other current liabilities as of March 31, 1999. The lessor has agreed to settle and release the Company of the $1.7 million obligation for a payment of $30,000 (which was made on June 30, 1999) and an additional payment of $140,000 on or before October 1, 1999. In the event these payment are not made, the Company remains liable for the entire $1.7 million obligation. There can be no assurance that the Company will be able to satisfy its obligation to pay the remaining $140,000 to Zions by October 1, 1999.

Discounted Notes Receivable

         Marker Japan was contingently liable for discounted trade notes receivable on a full recourse basis of approximately $2,863,000 at March 31, 1999. These notes receivable mature in various amounts through July 1999.

Royalty Agreement

         On April 1, 1999, Marker Ltd. renewed its agreement with the Salt Lake Organizing Committee for the 2002 Olympic Winter Games as a licensee for the sale of apparel with the imprint of the 2002 Olympic Winter Games. On March 8, 1999, Marker Ltd. completed a licensing agreement SSRC. Effective April 1, 1999, SSRC acquired the license rights for both winter and summer apparel for the 2002 Olympic Winter Games to be held in Salt Lake City.

Legal Matters

         On March 22, 1999, Pierro G. Ruffinengo filed a breach of contract lawsuit against the Company and certain of its officers and directors in the Third Judicial District Court in Salt Lake City, Utah. The plaintiff, who provided legal and consulting services to the Company from 1982 to 1998, is claiming monetary damages and also claiming an ownership interest in several patents. The Company is currently involved in settlement negotiations with Mr. Ruffinengo. Based on a review of the current facts and circumstances, management has provided for what is believed to be a reasonable estimate of the exposure to loss associated with this matter. There can be no assurance that the Company will reach a satisfactory settlement with the plaintiff.

         On May 11, 1999, Marker was served with a subpoena to provide documents and records to a Grand Jury in the United States District Court, Northern Division for District of Utah. The subpoena requests documents and records to be produced regarding certain individuals with respect to The Salt Lake City
Olympic Organizing Committee, Salt Lake City Olympic Bid Committee and the International Olympic Committee. The Company believes that it has submitted all the required documentation. Although to date the Company has not received additional correspondence from either The Salt Lake City Olympic Organization Committee, the Salt Lake City Olympic Bid Committee, the International Olympic Committee or the Grand Jury regarding this matter, there can be no assurance that these matters will not be pursued further.

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

         In the opinion of the Company, neither the Company nor any of its subsidiaries is currently a party to or subject to any other material pending legal proceedings. However, the Company is not in compliance with certain financial covenants and in default under its obligations to certain creditors (see Notes 2,3, and 9). Any legal proceeding resulting from such defaults would have a material adverse effect on the Company's ability to continue its operations.

         The nature of the sport of skiing entails inherent risks of injury. It is expected that the Company from time to time will be subject to claims and lawsuits as a result of the nature of its businesses. The Company maintains insurance that it believes meets industry standards to protect itself against product liability claims. The adequacy of the insurance coverage and reserves established by the Company to cover known, as well as incurred but unknown, product liability claims are evaluated at the end of each fiscal year. There can be no assurance, however, that such coverages or reserves will be sufficient protection against any future legal proceedings (including any related payments, settlements or costs).

NOTE 6.  INCOME TAXES

         The Company's subsidiaries file tax returns in their applicable jurisdictions. U.S. income tax is not provided on unrepatriated foreign earnings because management considers such amounts to be permanently invested abroad. Management has deemed it impracticable to determine the amount of unrecognized deferred tax liability on earnings which are considered permanently invested abroad.

         The Company's provision or (benefit) for income taxes has been allocated between continuing operations and discontinued operations for the years ended March 31, 1999, 1998 and 1997 as follows (in thousands):

                                      1999              1998              1997
                                  ----------        ----------          -------
        Continuing Operations     $   1,458          $  1,158           $  700
        Discontinued Operations        (134)             (636)             956
                                  ----------        ----------          --------
                                  $   1,324          $    522           $1,656
                                  ==========        ==========          ========

         The portion of the provision or (benefit) for income taxes allocable to discontinued operations has been netted against the income or loss from discontinued operations in the financial statements.

         The domestic and foreign components of income (loss) from continuing operations before provision for income taxes for the years ended March 31, 1999, 1998 and 1997 were as follows (in thousands):

                                        1999             1998           1997
                                     ---------        ---------      --------
                   Domestic          $(10,497)        $ (2,865)       $(1,711)
                   Foreign            (10,555)          (1,110)         4,092
                                    ----------       -----------      ---------
                                     $(21,052)        $ (3,975)       $ 2,381
                                    =========        ==========       =======

         The  Company's  (benefit)  provision for income taxes related to income
(loss) from continuing operations for the years ended March 31, 1999, 1998 and 1997 consisted of the following (in thousands):

                                        1999         1998          1997
                                     ---------    ---------     -------
                   Current:
                      Federal        $      -     $      -      $      15
                      State                  4            4            30
                      Foreign              108          261           989
                                     ---------    ---------     ---------
                                           112          265         1,034
                   Deferred              1,346          893          (334)
                                     ---------    ---------     ---------
                                     $   1,458    $   1,158     $     700
                                     =========    =========     =========

         For the year ended March 31, 1997, the federal and state current provision for income taxes is presented net of the benefits realized from operating loss carryforwards which totaled approximately $166,000.

         The  (benefit)  provision  for income taxes as a  percentage  of income
(loss) from continuing operations before provision for income taxes differed from the statutory federal rate due to the following:

                                                                   1999           1998            1997
                                                                ---------      ---------       -------
    Statutory federal income tax rate                             (34.0%)        (34.0%)          34.0%
    State income taxes net of federal income taxes                   -             0.1             0.9
    Change in deferred tax asset valuation allowance               38.7           56.6          (13.7)
    Foreign earnings taxed at different rates                        -             4.7             8.2
    Other                                                           2.2            1.7              -
                                                                   ----            ----        ---------
                                                                    6.9%           29.1%           29.4%
                                                                =========       =========      =========

         The components of the net deferred tax assets and liabilities at March 31, 1999 and 1998 were as follows (in thousands):

                                                                                  1999            1998
                                                                                -------         --------
              Deferred tax assets:
                 Intercompany profit                                            $   735         $ 1,028
                 Domestic net operating loss carryforwards                       15,245             852
                 Unrealized foreign exchange loss                                 1,214               -
                 Foreign net operating loss carryforwards                         4,398             673
                 Allowance for doubtful accounts                                    662             278
                 Accrued expense reserves                                         1,516             795
                 Foreign tax credits and tax attribute carryforwards                296             435
                 Other                                                              286             274
                                                                                -------         --------
                    Total deferred tax assets                                    24,352           4,335
              Valuation allowance                                               (24,233)         (3,085)
                                                                                -------         --------
                                                                                    119           1,250
                                                                                -------         -------
              Deferred tax liabilities:
                 Equity investment                                                    -            (139)
                 Other                                                             (119)           (154)
                                                                                --------        --------
                    Total deferred tax liabilities                                 (119)           (293)
                                                                                --------        --------
                    Net deferred tax assets                                     $     -         $   957
                                                                                =======         ========

         The recognition of deferred tax assets is based upon judgments regarding the potential realization of such assets in the future. As of March 31, 1999, management believes that none of the net deferred tax assets will be realized, and therefore, the valuation allowance has been increased accordingly.

         As of March 31, 1999, the Company has domestic tax net operating loss carryforwards of approximately $41.0 million which begin to expire in 2006 and foreign tax net operating loss carryforwards of approximately $10.0 million which begin to expire in 2003. Additionally, as of March 31, 1999, the Company has domestic foreign tax credits, general business credits, charitable contribution carryforward and alternative minimum tax credits of $164,000, $32,000, $82,000 and $72,000, respectively.

         Cash paid for income taxes in the years ended March 31, 1999, 1998 and 1997 was approximately $70,000, $1,569,000 and $1,216,000, respectively.

NOTE 7.  COMMON STOCK TRANSACTIONS

Stock Offering

         On July 23, 1996, the Company closed its secondary public offering of the Company's common stock. In connection therewith, the Company issued 2,680,000 shares of common stock. The Company received aggregate net proceeds of approximately $14.8 million. The Company utilized such net proceeds to partly finance the purchase of additional shares of DNR Sportsystem.

Warrants

         In connection  with the Company's  initial public  offering held during fiscal 1995, the Company issued to the representative of the underwriters nontransferable warrants to purchase 231,500 shares of the common stock, exercisable for a period of four years commencing in August 1995 at an exercise price of $8.75. Accordingly, at March 31, 1999, 173,625 warrants were exercisable. The warrants provide for registration rights, anti-dilution protection and other customary terms. No warrants were exercised during the fiscal year ended March 31, 1999.

Stock Option Plan

         During fiscal 1995, the Company established a nonqualified and incentive stock option plan (the "Stock Option Plan"). The Stock Option Plan provides for the issuance of a maximum of 2,500,000 shares of common stock to officers, directors, consultants and other key employees. The Stock Option Plan allows for the grant of incentive or nonqualified options and is administered by the Board of Directors. Incentive options are granted at not less than 100 percent of the fair market value of the underlying common stock on the date of the grant. The aggregate fair market value of shares which may be purchased for the first time during any calendar year pursuant to an incentive stock option grant may not exceed $100,000 per individual. Nonqualified stock options will be granted at a price as determined by the Board of Directors. No stock options granted are exercisable after ten years from the date of grant.

         For the years ended March 31, 1999, 1998 and 1997, the Company had the following stock option activity:

                                                                    Weighted
                                                                      Avg.
          Year Ended March 31, 1999          Amount              Exercise Price
          -------------------------          ------              --------------
          Options Granted                    930,000                   $.50
          Options Exercised                      -                       -
          Options Expired/Forfeited         (243,000)                  4.56
          Options Repriced                   631,800                    .56
          Options Outstanding              1,531,800                    .53
          Options Exercisable                519,297                    .56

          Year Ended March 31, 1998
          Options Granted                     22,500                 $ 4.08
          Options Exercised                   (1,450)                  4.13
          Options Expired/Forfeited          (53,750)                  4.46
          Options Outstanding                844,800                   4.86
          Options Exercisable                476,172                   4.63

          Year Ended March 31, 1997
          Options Granted                    236,000                 $ 5.42
          Options Exercised                   (1,250)                  7.13
          Options Expired/Forfeited          (44,250)                  6.83
          Options Canceled                  (169,000)                  5.75
          Options Outstanding                877,500                   4.85
          Options Exercisable                277,750                   6.96

         On April 15, 1997, the Board of Directors amended the exercise price of 468,500 options originally granted on November 1, 1994 at an option price of $7.13 per share to $4.13 per share, which was the closing price for Marker common stock on April 15, 1997. Effective November 1, 1998, the Board of Directors amended the exercise price of 631,800 options from their original grant exercise of between $6.00 to $2.50 to $.5625 per share, which was the closing price for Marker common stock on October 22, 1998.

         The Company has adopted the disclosure-only provisions of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" for options issued to employees. Accordingly, no compensation expense has been recognized for the Stock Option Plan. Had compensation cost for the Company's stock option awards been determined in accordance with the provisions of SFAS No. 123, the Company's net income (loss) and per share amounts would have been reduced to the pro forma amounts indicated below:

                                                           1999           1998          1997
                                                           ----           ----          ----
  Net (Loss) Income - As Reported (in thousands)        $ (48,018)     $ (17,329)      $ 4,602
  Net (Loss) Income - Pro Forma (in thousands)          $ (48,188)     $ (18,495)      $ 4,190

  Net (Loss) Income per Share - As Reported             $   (4.33)     $   (1.56)      $  0.45
  Net (Loss) Income per Share - Pro Forma               $   (4.34)     $   (1.66)      $  0.41

         The following information applies to the options outstanding and exercisable at March 31, 1999: 631,800 of the 1,531,800 options outstanding at March 31, 1999 have exercise prices of $.5625, and a weighted average remaining contractual life of 8.1 years of which approximately 519,297 of these options are exercisable, and the remaining 900,000 options have exercise prices of $.50 and a weighted average remaining contractual life of 9.6 years of which none of these options are exercisable; their weighted average exercise price is $.50.

         Because the Statement 123 method of accounting has not been applied to options granted prior to April 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The weighted average fair value of options granted under the Company's stock option plans during fiscal years ended March 31, 1999, 1998, and 1997 were estimated at $0.50, $2.44 and $4.27, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in fiscal 1999, 1998 and 1997, respectively: dividend yield of 0%, expected volatility of 100.0%, 77.4% and 78.0% respectively, and expected lives of 6 years for all grants; and a risk free rate of return of 6.6%, 6.7% and 6.3%, and an assumed forfeiture rate of 1.5%, 1.2% and 2.3%, respectively. The estimated fair value of options granted is subject to the assumptions made and if the assumptions were to change, the estimated fair value amounts could be significantly different. The weighted average fair value of the options exercised during fiscal 1999, 1998 and 1997 was $2.42 for all years.

NOTE 8.  INVESTMENT IN DNR SPORTSYSTEM

         On June 30, 1995, the Company acquired 25% of the common shares of DNR Sportsystem, a Swiss Corporation, for approximately $5.4 million in cash. On June 26, 1996, the Company acquired an additional 55% of the common shares of

DNR Sportsystem for approximately $19.8 million. In connection with the 55% purchase, the Company acquired the following: assets at fair value of $24.1 million (including cash of $5.3 million) and assumed liabilities of $4.2 million. This acquisition has been accounted for using the purchase method. As a result of the acquisition, Marker's total ownership of DNR Sportsystem increased to 80%. Prior to its 80% ownership, the Company accounted for its then 25% investment in DNR Sportsystem using the equity method of accounting.

         Prior to March 31, 1997, DNR Sportsystem had a calendar year end, and as a foreign entity did not have the same reporting requirements as the Company. Consistent with prior reporting periods, the Company used a 90-day lag in reporting DNR Sportsystem's financial information. As such, DNR Sportsystem's operating results for its year ended December 31, 1996 were included in Marker's fiscal year ended March 31, 1997. On March 31, 1997, Marker elected to eliminate the 90-day reporting lag and, as such, recorded a one time adjustment to retained earnings relating to DNR Sportsystem's operating results for the period January 1, 1997 to March 31, 1997, effectively making DNR Sportsystem's current reporting period the same as that of the Company and its other consolidated subsidiaries. For the period January 1, 1997 through March 31, 1997, Marker's adjustment to retained earnings was $2.45 million, which represented 80% of DNR Sportsystem net loss for that same period. DNR Sportsystem had net sales of $1.3 million for the period January 1, 1997 through March 31, 1997.

         For the period January 1, 1996 through December 31, 1996, DNR Sportsystem reported net sales of $49.7 million, operating income of $6.7 million and net income of $6.4 million. However, the Company's actual benefit from the 1996 DNR Sportsystem operating results was reduced by its proportional share of non-ownership (minority interest) which varied throughout the reporting period, amortization expense resulting from goodwill created by the purchase of DNR Sportsystem and significant interest expense incurred by the Company relating to the purchase.

NOTE 9.  DERIVATIVE FINANCIAL INSTRUMENTS

         Derivative financial instruments held by the Company are generally used to manage well-defined foreign exchange and interest rate risks which occur in the normal course of business. From time to time the Company has entered into derivatives that require speculative accounting treatment.

Foreign Exchange Contracts

         The Company and its subsidiaries have numerous intercompany receivables and payables and commitments denominated in foreign currencies that create exposure to fluctuations in foreign currency rates. The Company entered into forward foreign exchange contracts to reduce the potential impact of unfavorable fluctuations in foreign exchange rates. The Company has commitments to buy and sell foreign currencies relating to foreign exchange contracts in order to hedge against future currency fluctuations.

         The Company holds forward exchange contracts to purchase German Marks with Japanese Yen and U.S. Dollars. The contracts mature at various dates through April 2000. The outstanding forward exchange purchase and sale contracts at March 31, 1999, are as follows:

               Selling                 Buying              Contracted
                Amount                 Amount            Forward Rate        Unrealized Loss         Maturity
            --------------         --------------        -------------       ---------------         --------
           Yen  1,833,190,000      DM     27,000,000   64.080 - 71.000        $  (576,492)        4/15/99-4/20/00
           $       37,809,651      DM     62,229,000   1.4969 - 1.7455        $(3,341,162)       4/19/99-12/29/99

         The U.S. Dollar amount of the Yen contracts based upon the March 31, 1999 spot rate was approximately $15.4 million. Due to the Company's financial position, the Company determined that it would be unable to utilize the foreign exchange contracts as originally intended. Accordingly, all contracts have been accounted for as speculative and marked to market. This resulted in an unrealized loss of $3.9 million as of March 31, 1999. In addition, the Company realized a net gain of approximately $3.9, $0.8 million, and $1.0 million for fiscal years 1999, 1998 and 1997, respectively, related to sold contracts that were not accounted for as hedges.

         Subsequent to March 31, 1999 the Company notified M&T Bank and KeyBank, banks with which the Company had certain foreign exchange arrangements, that the Company would be unable to utilize its foreign exchange contracts as originally intended. As a result, on May 25, 1999 M&T Bank terminated the foreign exchange netting agreement (the "Netting Agreement") dated May 1, 1997 with the Company. Pursuant to its rights under the Netting Agreement, M&T Bank canceled and closed out all outstanding foreign exchange contracts for a loss of $3.7 million as of May 21, 1999 and demanded immediate payment of this amount. Although the Company is currently negotiating with M&T Bank to restructure this obligation, there can be no assurance that the Company will reach a satisfactory agreement with M&T Bank. In the event that an agreement is not reached, M&T could proceed to obtain a judgment against the Company and force the Company into an involuntary bankruptcy. As of June 30, 1999, the aggregate loss on foreign exchange contracts with M&T Bank and KeyBank totaled approximately $5.1 million. The loss on the KeyBank contracts will continue to fluctuate as a result of changes in the exchange rates.

Interest Rate Cap Agreement

         The Company has entered into an interest rate cap agreement to reduce the impact of changes in interest rates on its variable rate revolving credit agreement (See Note 2). The differential to be paid or received on the agreement is recognized over the term of the agreement as either an increase or decrease of interest expense. The interest rate cap agreement expires July 31, 1999 and at March 31, 1999, the estimated fair value was zero.


NOTE 10.  RELATED PARTY TRANSACTIONS

         During fiscal years 1999, 1998 and 1997, Marker Japan purchased ski bindings and services totaling approximately $66,000, $92,000, and $93,000, respectively, from Isomura Seisakusho KK ("Isomura Seisakusho"), a company of which Eiichi Isomura, a shareholder and former director of the Company, is the president, director and owner of more than ten percent of the outstanding stock. At March 31, 1999, 1998 and 1997, the net account receivable from Isomura Seisakusho was approximately $0.0 million, $0.4 million and $0.4 million, respectively.

         At March 31, 1999, the Company had outstanding credit arrangements in an aggregate amount equal to approximately U.S. $2.4 million payable to Japanese banks. Of these amounts, approximately $1.5 million was secured by assets of Mr. Isomura.

         Marker Japan leases office space in Tokyo, Japan and receives distribution services from Isomura Sangyo, a company of which Eiichi Isomura, a shareholder and former director of the Company, is the president, director and owner of more than ten percent of the outstanding stock. In connection therewith, for the fiscal years 1999, 1998 and 1997, Marker Japan made payments to Isomura Sangyo totaling approximately $239,000, $280,000 and $287,000 respectively.

         The Company purchased insurance through an insurance broker, Acordia Northwest Inc., of which Graham S. Anderson, a director of the Company, is also a director. The Company incurred approximately $684,000, $745,000, and $851,000 of premiums for such insurance during fiscal 1999, 1998 and 1997, respectively.

         DNR Sportsystem purchased snowboards from an affiliated entity, of which Gregor Furrer & Partner Holding AG, a minority shareholder of DNR Sportsystem, is a partner. Snowboards purchased from the related party totaled approximately $0.9 and $5.9 million during 1999 and 1998, respectively.

         On August 24, 1998, Henry E. Tauber, former president and chief executive officer of Marker and a member of Marker's board of directors, purchased 1,000,000 shares of the Company's Series B Preferred Stock, $0.01 par value (the "Preferred Stock"), for a purchase price of $3,000,000. Allen & Company Incorporated gave an oral report, concluding that the terms of the sale of the Preferred Stock were fair and reasonable, and no less favorable to the Company than those that could be obtained from an unrelated third party making a similar investment in the Company.

NOTE 11.  BENEFIT PLAN

         The Company sponsors a qualified retirement plan under Section 401(k) of the Internal Revenue Code which covers substantially all eligible domestic employees. Under the terms of the plan, each participant may elect to defer up to the annual statutory limit of eligible compensation. The Company matches 50 percent of each participant's contribution up to 4 percent of the participant's eligible compensation. During the years ended March 31, 1999, 1998 and 1997, employer contributions totaled approximately $51,000, $56,000 and $47,000, respectively.

NOTE 12.  SEGMENT REPORTING

         The Company's reportable segments are strategic business units that offer different products and services. The information for fiscal years 1998 and 1997 have been restated from the prior year's segment presentation in order to conform to the fiscal year 1999 presentation.

         The accounting policies of the reportable segments are the same as those described in Note 1. Summarized financial information concerning the Company's reportable segments is shown in the following tables.

         While the major portion of the Company's operations is derived from the ski bindings and other hardgoods segment, the Company also has a clothing and other softgoods segment. Substantially all of the Company's ski bindings are manufactured by Marker Germany, which also distributes bindings in Germany, to subsidiaries of the Company, and to independent distributors in countries where the Company does not have a distribution subsidiary.

         Information concerning continuing operations by industry segment as of and for each of the three years ended March 31, is as follows (in thousands):

                                                                       Years Ended March 31,

                                                        -----------------------------------------------------

                                                              1999              1998              1997
                                                              ----              ----              ----
                                                                           (In Thousands)

Revenues from Unrelated Entities:
   Bindings and Other Hard Goods                            $ 60,416         $   69,788        $   75,048
   Clothing and Other Soft Goods                              13,751             11,613             8,028
-------------------------------------------------------------------------------------------------------------
                                                            $ 74,167         $   81,401        $   83,076
-------------------------------------------------------------------------------------------------------------
Operating Income (Loss):
   Bindings and Other Hard Goods                            $ (9,523)        $    1,235        $    5,257
   Clothing and Other Soft Goods                              (1,832)               348               447
   Unallocated Corporate                                      (4,568)               155            (1,028)
-------------------------------------------------------------------------------------------------------------
                                                            $(15,923)        $    1,738        $    4,676
-------------------------------------------------------------------------------------------------------------
Depreciation and Amortization:
   Bindings and Other Hard Goods                            $  4,201         $    3,152        $    2,702
   Clothing and Other Soft Goods                                 213                106               134
   Unallocated Corporate                                         345                305               355
   Discontinued Operations                                       392              1,637             1,195
-------------------------------------------------------------------------------------------------------------
                                                            $  5,151         $    5,200        $    4,386
-------------------------------------------------------------------------------------------------------------
Interest Expense:
   Bindings and Other Hard Goods                            $  5,250         $    3,855        $    3,427
   Clothing and Other Soft Goods                                   4                  1                -
   Unallocated Corporate                                       1,383              1,898             1,682
-------------------------------------------------------------------------------------------------------------
                                                            $  6,637         $    5,754        $    5,109
------------------------------------------------------------------------------------------------------------
Capital Expenditures:
   Bindings and Other Hard Goods                            $   3,205        $    6,213        $    3,884
   Clothing and Other Soft Goods                                   74               104               156
   Unallocated Corporate                                           16               138             2,685
   Discontinued Operations                                        340               683             3,544
-------------------------------------------------------------------------------------------------------------
                                                            $   3,635        $    7,138        $   10,269
-------------------------------------------------------------------------------------------------------------
Total Assets:
   Bindings and Other Hard Goods                            $  49,133        $   66,038        $   62,262
   Clothing and Other Soft Goods                                2,631             7,136             5,602
   Unallocated Corporate                                        7,030             7,745            12,770
   Discontinued Operations                                        179            24,201            36,506
-------------------------------------------------------------------------------------------------------------
                                                            $  58,973        $  105,120        $  117,140
-------------------------------------------------------------------------------------------------------------

Geographical Segment Information:

         Financial   information   relating  to  the  Company's   operations  by
geographic area was as follows:

                                                                       Years Ended March 31,
                                                        -----------------------------------------------------

                                                              1999              1998                1997
                                                              ----              ----                ----
                                                                           (In Thousands)

Revenues from Unrelated Entities:
   United States of America                                 $  31,910        $   39,768        $   37,135
   Germany                                                     11,529            10,996            12,651
   Japan                                                        8,852            11,150            12,991
   All Other Countries                                         21,876            19,487            20,299
-------------------------------------------------------------------------------------------------------------
                                                            $  74,167        $   81,401        $   83,076
-------------------------------------------------------------------------------------------------------------
Long-Lived Assets:
   United States of America                                 $   3,472        $    8,075        $    8,834
   Germany                                                      7,540             8,741             6,759
   Japan                                                          454               717             1,161
   All Other Countries                                            425               543                 5
   Discontinued Operations                                         -              9,430            22,110
-------------------------------------------------------------------------------------------------------------
                                                            $  11,891        $   27,506        $   38,869
-------------------------------------------------------------------------------------------------------------