Form 10-Q
period 1999-06-30
MARKER INTERNATIONAL
filed 1999-08-16
CIK 925172

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


    [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1999
                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from         to
                                           --------   --------

                         Commission File Number: 0-24556


                              MARKER INTERNATIONAL
             (Exact name of registrant as specified in its charter)

                 Utah                                  87-0372759
     (State or other jurisdiction of        I.R.S. Employer Identification No.)
     incorporation or organization)


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
                                    Yes   X                   No
                                       ------                   ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class of Common Stock                    Outstanding at August 13, 1999
         ---------------------                    ------------------------------
     Common Stock, $0.01 par value                         11,140,577

                              MARKER INTERNATIONAL

                                TABLE OF CONTENTS


                         Part I - Financial Information

         Item 1.   Financial Statements                                                       Page
                                                                                              ----
                           Condensed Consolidated Balance Sheets
                                    As of June 30, 1999 and March 31, 1999                     3

                           Condensed Consolidated Statements of Operations
                                    For the Three Months Ended
                                    June 30, 1999 and 1998                                     5

                           Condensed Consolidated Statements of Cash Flows
                                    For the Three Months Ended
                                    June 30, 1999 and 1998                                     7

                           Notes to Condensed Consolidated Financial Statements                8


         Item 2.   Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                          21


         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                  31

                           Part II - Other Information


         Item 3. Defaults Upon Senior Securities                                              34

         Item 6.   Exhibits and Reports on Form 8-K                                           36

         Signatures                                                                           38

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      MARKER INTERNATIONAL AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

--------------------------------------------------------------------------------

                                     ASSETS

                                                            June 30,   March 31,
                                                             1999        1999
                                                           --------    --------

CURRENT ASSETS:
     Cash and cash equivalents                             $  1,903    $  5,547
     Accounts receivable, net of allowance for doubtful
         accounts of $1,429 and $1,721, respectively         17,125      22,392
     Inventories                                             23,333      18,752
     Prepaid and other current assets                           587         391
                                                           --------    --------
              Total current assets                           42,948      47,082
                                                           --------    --------

PROPERTY, PLANT AND EQUIPMENT:
     Land                                                       386         386
     Building and improvements                                4,584       4,645
     Machinery and equipment                                 19,063      20,096
     Furniture, fixtures and office equipment                 4,050       4,797
                                                           --------    --------
                                                             28,083      29,924
     Less accumulated depreciation and amortization         (18,106)    (18,725)
                                                           --------    --------
              Net property, plant and equipment               9,977      11,199
                                                           --------    --------

INTANGIBLE ASSETS, net of accumulated amortization             --           244
                                                           --------    --------

OTHER ASSETS                                                    446         448
                                                           --------    --------
                                                           $ 53,371    $ 58,973
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

                      MARKER INTERNATIONAL AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in Thousands)
                                   (Unaudited)

--------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                           June 30,    March 31,
                                                             1999        1999
                                                           --------    --------

CURRENT LIABILITIES:
     Notes payable to banks                                $ 51,495    $ 46,062
     Current maturities of long-term debt                     4,256       5,595
     Current maturities of Series A Bonds, issued to a
         related party                                       11,175      11,399
     Accounts payable                                         3,157       5,948
     Other current liabilities                               12,045      12,937
                                                           --------    --------
              Total current liabilities                      82,128      81,941
                                                           --------    --------

LONG-TERM DEBT,  net of current maturities                    2,426       3,821
                                                           --------    --------

REDEEMABLE SERIES B PREFERRED STOCK                           3,000       3,000
                                                           --------    --------

SHAREHOLDERS' DEFICIT:
     Common stock                                               111         111
     Additional paid-in capital                              36,736      36,311
     Accumulated deficit                                    (69,572)    (64,658)
     Accumulated other comprehensive loss                    (1,458)     (1,553)
                                                           --------    --------
              Total shareholders' deficit                   (34,183)    (29,789)
                                                           --------    --------
                                                           $ 53,371    $ 58,973
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

                      MARKER INTERNATIONAL AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                       For the Three Months
                                                                            Ended June 30,
                                                                       --------------------
                                                                         1999       1998
                                                                       -------    -------
NET SALES                                                              $ 3,070    $ 2,662
COST OF SALES                                                            2,179      1,597
                                                                       -------    -------
GROSS PROFIT                                                               891      1,065
                                                                       -------    -------

OPERATING EXPENSES:
     Selling                                                             1,698      2,434
     General and administrative                                          2,299      2,436
     Research and development                                              440        684
     Warehousing and shipping                                              311        370
                                                                       -------    -------
                                                                         4,748      5,924
                                                                       -------    -------

OPERATING LOSS                                                          (3,857)    (4,859)
                                                                       -------    -------
OTHER INCOME (EXPENSE):
     Interest expense                                                     (960)    (1,492)
     Other, net                                                            (48)       238
                                                                       -------    -------
                                                                        (1,008)    (1,254)
                                                                       -------    -------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                     (4,865)    (6,113)
PROVISION FOR INCOME TAXES                                                 (62)      --
                                                                       -------    -------
LOSS FROM CONTINUING OPERATIONS                                         (4,927)    (6,113)
                                                                       -------    -------

DISCONTINUED OPERATIONS:
     Loss from operations of discontinued snowboard business, net
     of income taxes                                                      --         (241)
     Income on disposal of snowboard business, net of income
     taxes                                                                  81       --
                                                                       -------    -------

INCOME (LOSS) FROM DISCONTINUED OPERATIONS                                  81       (241)
                                                                       -------    -------

NET LOSS                                                               $(4,846)   $(6,354)
                                                                       =======    =======



      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.


                      MARKER INTERNATIONAL AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------

                                                                                        For the Three Months
                                                                                               Ended June 30,
                                                                                     ----------------------------
                                                                                        1999             1998
                                                                                     -----------      -----------

LOSS PER COMMON SHARE (Both Basic and Diluted):

     Loss from continuing operations                                                 $    (0.44)      $    (0.55)
                                                                                     -----------      -----------

     Income (Loss) from operations of discontinued snowboard business                     --               (0.02)
     Income (Loss) on disposal of snowboard business                                       0.01            --
                                                                                     -----------      -----------
                                                                                                  -
     Income (Loss) from discontinued operations                                            0.01            (0.02)
                                                                                     ----------       -----------

     Net loss                                                                        $    (0.43)      $    (0.57)
                                                                                     ===========      ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Both
  Basic and Diluted)                                                                 11,140,577       11,130,577
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


                      MARKER INTERNATIONAL AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

-------------------------------------------------------------------------------------------

                                                                       For the Three Months
                                                                            Ended June 30,
                                                                       --------------------
                                                                          1999        1998
                                                                       --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                            $ (4,846)   $ (6,354)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
    Minority interest                                                      --           (52)
    Depreciation and amortization                                         1,011       1,273
    Change in assets and liabilities:
     Decrease in accounts receivable, net                                 2,025       5,851
     Increase in inventories                                             (6,856)    (16,205)
     Increase in prepaid and other assets                                  (263)       (251)
     Increase in accounts payable                                            80       1,686
     Decrease in other current liabilities                                 (825)     (1,395)
                                                                       --------    --------
NET CASH USED IN OPERATING ACTIVITIES                                    (9,674)    (15,447)
                                                                       --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                             (339)     (1,951)
    Proceeds from disposition of equipment                                  160        --
                                                                       --------    --------
NET CASH USED IN INVESTING ACTIVITIES                                      (179)     (1,951)
                                                                       --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings on notes payable to banks                              8,498      15,771
    Proceeds from issuance of long-term debt                               --           360
    Principal payments on long-term debt                                 (2,541)       (490)
                                                                       --------    --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 5,957      15,641
                                                                       --------    --------

Effect of foreign exchange rate changes on cash and cash equivalents        252          96
                                                                       --------    --------

Net decrease in cash and cash equivalents                                (3,644)     (1,661)
Cash and cash equivalents at beginning of period                          5,547       4,241
                                                                       --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  1,903    $  2,580
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

         The Company's financial statements for the year ended March 31, 1999 and unaudited financial statements for the quarter ended June 30, 1999 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company incurred net losses of approximately $4.8 million for the quarter ended June 30, 1999 and approximately $48.0 million for the year ended March 31, 1999. As of June 30, 1999, the Company had a shareholders' deficit of approximately $34.2 million. The Company was not, and continues not to be, in compliance with covenants of various debt and other obligations and has insufficient working capital to fund operations (See Note 2 for a discussion of obligations in default). These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

         Management's plans with respect to these matters include, among other things, restructuring the Company's obligations, obtaining additional financing, consummating the transactions contemplated by the asset purchase agreement dated as of July 30, 1999 between the Company and Marker International GmbH and filing a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Management is actively pursuing these plans as discussed below. There can be no assurance that the Company will be successful in such endeavors or that the Company will not be forced into an involuntary bankruptcy in the near term.

         The results of operations for the three months ended June 30, 1999 are not necessarily indicative of the results for the full fiscal year. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K as filed with the SEC.

                      MARKER INTERNATIONAL AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                   (Unaudited)

Note 2.  Recent Events

         Purchase Agreement with Market International GmbH - On July 30, 1999, Marker International (the "Company") entered into an asset purchase agreement (the "Purchase Agreement") with Marker International GmbH ("Newco"), providing for the sale by the Company of substantially all of its assets (including the equity securities of its subsidiaries) to Newco. In exchange, Newco will assume certain liabilities of the Company and the Company will receive a 15% equity interest in Newco. The remaining 85% equity interest in Newco will be held by CT Sports Holding AG ("CT"), a newly formed joint venture between Tecnica S.p.A. and H.D. Cleven, the principal shareholder of the Volkl Group.

         Pursuant to the terms of the Purchase Agreement, CT will contribute $15,000,000 in cash (subject to reduction by $1,025,501 as a result of the consummation of the sale to CT of the 66.66% equity interest in Marker Canada, Ltd.) to Newco in consideration for an 85% equity interest in Newco. Newco is a GmbH organized under the laws of Switzerland and is currently a wholly-owned subsidiary of CT. In connection with the Purchase Agreement, the Company and CT will enter into an operating agreement which, among other things, will provide that CT will be granted an option (the "Option") to purchase the Company's 15% equity interest in Newco at any time on or after the second anniversary of the consummation date of the plan of reorganization at the then fair market value, subject to the reduction of an amount equal to the sum of (x) all unreimbursed Advances (as defined below) and litigation costs incurred by Newco under Sections 10.4(b)(i) and (ii) of the Purchase Agreement, together with accrued interest thereon, plus (y) $775,000.

         Pursuant to the Purchase Agreement and so long as the Company is not in default of any of its obligations under the Purchase Agreement or the operating agreement, Newco will advance to the Company from time to time an aggregate amount of up to $300,000 for each twelve month period following the closing (the "Advances"); provided that the Advances will be used solely for certain expenses as more specifically set forth in the Purchase Agreement. Newco will have no obligations to make any Advances to the Company after the earlier of (a) the second anniversary of the closing, (b) the Company's breach of its obligations under Section 7.8(a) of the Purchase Agreement and (c) the Company's ceasing to be the holder of record of its 15% equity interest in Newco. The proceeds of the exercise of the Option (after payment of any unpaid fees, costs and taxes) will then be distributed to the shareholders of the Company in liquidation.

         The Purchase Agreement provides for the consummation of the sale to be effected through a pre-negotiated Chapter 11 bankruptcy proceeding and requires the Company, DNR USA, Inc. ("DNR USA"), and DNR North America, Inc. ("DNR North America") to commence the bankruptcy proceeding by August 20, 1999. In connection therewith, the Company is preparing to file its petition for reorganization, obtain approval of its disclosure statement and commence its post-bankruptcy solicitation process. The Company has reached

                      MARKER INTERNATIONAL AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                   (Unaudited)

agreements-in-principle regarding the restructuring of its debt with certain of its creditors who are impaired under the plan of reorganization.

         Pursuant to the Purchase Agreement, the Company is obligated to pay a $1.0 million break-up fee to Newco if the acquisition is not consummated and (i) any plan of reorganization other than the plan agreed upon by Newco is confirmed, or (ii) the Company consummates any sale of its stock or assets other than as contemplated by the Purchase Agreement upon terms more favorable to the shareholders of the Company (an "Alternative Sale"). The Company is not obligated to pay the break-up fee if its failure to consummate the acquisition is due to (i) circumstances beyond its reasonable control, the Company is not in material breach of the Purchase Agreement and the Company has not consummated or agreed to consummate an Alternative Sale, or (ii) a material breach by Newco of the Purchase Agreement. The Company is also required to reimburse Newco and its affiliates for actual costs and expenses incurred by them in connection with the acquisition unless (i) the Purchase Agreement is terminated in accordance with its terms or as a result of a material breach by Newco, or (ii) Newco elects to abandon the acquisition.

         There are numerous conditions to Newco's obligation to consummate the acquisition. Such conditions include, but are not limited to, (a) Newco entering into employment agreements with key members of the Company's management, (b) there not being any material adverse change in the business of the Company, (c) acceptable pre-bankruptcy agreements with key creditors, (d) the bankruptcy court's approval of the proposed sale and the court's confirmation of the Company's pre-negotiated bankruptcy plan of reorganization, and (e) the issuance of consents or waivers by various third parties. There can be no assurance that the Company will be able to satisfy the conditions precedent under the Purchase Agreement.

         The closing of the sale is expected to be consummated in the Company's fiscal third quarter. After the closing, the Company will not be engaged in the conduct of business and will operate for the sole purpose of liquidating its assets (including, without limitation, its equity interest in Newco). Pursuant to the terms of the operating agreement, the Company is required to dissolve and liquidate all of its assets no earlier than the second anniversary of the closing and no later than the fifth anniversary of the closing.

         The transaction does not require the Company's other subsidiaries, including Marker USA, Marker Japan, Marker Ltd., Marker Austria GmbH ("Marker Austria") and Marker Deutschland GmbH ("Marker Germany"), to file a voluntary petition for relief under Chapter 11 and, therefore, the Company currently does not anticipate filing voluntary petitions for these subsidiaries.

         Sale of Marker Canada Interest - On June 18, 1999, CT, the Company, Marker Canada and Lapointe Rosenstein, as escrow agent, entered into a shareholders agreement (the "Shareholders Agreement") pursuant to which CT purchased 200 class "A" shares of Marker Canada for a purchase price of Canadian

                      MARKER INTERNATIONAL AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                   (Unaudited)

Dollar ("Cdn") $1.5 million (approximately U.S. $1.0 million). The 200 class "A" shares represent 66.66% of the outstanding voting and participating shares of Marker Canada. The remaining 100 class "A" shares, representing 33.33% of the outstanding and voting shares, are held by the Company. The purpose of this transaction was to provide working capital to Marker Canada.

         CT holds its 200 shares in the name of and on behalf of Newco, the shareholder of such shares. The purchase price of Cdn $1.5 million (approximately U.S. $1.0 million) will be deducted from the U.S. $15,000,000 required to be contributed by CT to Newco pursuant to the Purchase Agreement. CT has the option (the "Canada Option") to require the Company to sell to CT all of the Company's 100 shares of Marker Canada for a purchase price of Cdn $750,000 (approximately U.S. $0.5 million), less all amounts then payable by the Company or any of its subsidiaries to Marker Canada, CT or any subsidiary or affiliate of CT. The Canada Option is exercisable if (i) the transactions contemplated by the Purchase Agreement are not consummated on or before December 31, 1999, (ii) the Company or any of its subsidiaries is acquired by, merges with or sells all or a substantial part of its assets or securities to a person other than CT, its subsidiaries or affiliates, (iii) the Company makes a motion or application in the bankruptcy court to reject the Canada Option, or (iv) the Company contests the validity or enforceability of the Canada Option or denies it has any obligations under the Shareholders Agreement.

         In connection with the Shareholders Agreement, each of the Company, Tecnica S.p.A. and the Volkl Group entered into distribution agreements with Marker Canada granting Marker Canada the exclusive right to distribute certain products in Canada for a period of five years.

         As of June 19, 1999, the Company recorded its share of equity ownership in Marker Canada using the equity method. As of June 30, 1999, the Company's investment in Marker Canada was approximately $0. As of June 30, 1999, Marker Germany had an outstanding receivable balance of approximately $570,000 due from Marker Canada.

         Marker Germany and Marker Austria Stockholder's Deficit - As of June 30, 1999, each of Marker Germany and Marker Austria, on a stand alone unconsolidated basis, had a net stockholder's deficit. Under the applicable foreign laws and regulations, in order to avoid involuntary bankruptcy proceedings, these entities require additional capital infusions. The Company and CT are in the process of negotiating debt restructuring arrangements with certain of the Company's creditors. If successful, these negotiations will result in capital infusions which will increase the stockholder's equity of these entities. There can be no assurance that the Company will be able to reach agreements with its creditors or be successful in increasing stockholder's equity to a level sufficient to avoid such bankruptcy proceedings.

         Non-compliance with Debt Covenants / Defaults / Debt Restructuring - As of June 30, 1999, Marker Canada was not in compliance with a minimum tangible net worth covenant under a $3.0 million Canadian Dollar (U.S. $2.0 million) line of credit agreement with the Royal Bank of Canada ("Royal Bank"). Marker Canada was also not in compliance with margin requirements under the same line of

                      MARKER INTERNATIONAL AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                   (Unaudited)

credit as of June 30, 1999. On June 22, 1999, the Royal Bank notified Marker Canada of several terms and conditions that it requires Marker Canada to meet in order for the Royal Bank to continue to provide financing to Marker Canada. The Company guarantees Marker Canada's obligations under the Royal Bank facility. Marker Canada is currently in the process of attempting to comply with the terms and conditions that the Royal Bank has outlined in its letter and has signed a definitive agreement with Laurentian Bank of Canada in order to obtain additional financing. In the event that the non-compliance is not cured or waived, the Royal Bank may exercise its rights to demand payment of all amounts due and/or foreclose on Marker Canada's assets which are pledged as collateral under the agreement which could also lead to cross-defaults under the Company's other credit arrangements. There can be no assurance that the Company will be able to cure its non-compliance and reach a satisfactory agreement with the Royal Bank or that Marker Canada will be able to obtain additional financing from Laurentian Bank.

         On March 31, 1999, Marker Germany's DM 58.7 million (U.S. $32.3 million) line of credit with HypoVereinsbank, Deutsche Bank AG and BFG Bank expired (together, the "German Banks"). HypoVereinsbank and Deutsche Bank AG have agreed to extend the credit line through August 31, 1999 based on numerous conditions. Such conditions include, but are not limited to, (i) the consummation of the transactions contemplated by the Purchase Agreement, (ii) the Company and/or CT entering into acceptable pre-bankruptcy agreements with key creditors, and (iii) product purchase guarantees by CT. There can be no assurance that the Company will be successful in meeting these conditions. In the event that the Company is unable to meet these conditions, the German Banks could terminate the bank line immediately and force Marker Germany into an involuntary bankruptcy. HypoVereinsbank and Deutsche Bank AG could also obtain judgments against the Company and Marker USA for the outstanding obligations since each of Marker USA and the Company has individually guaranteed repayment of the outstanding obligations of Marker Germany to each of these banks.

         On April 15, 1999, the Company did not make a required principal and interest payment of DM 900,000 (U.S. $496,000) on a note payable to HypoVereinsbank, New York. On April 16, 1999, HypoVereinsbank notified the Company that the nonpayment of principal and interest constituted a default under the terms of the note and that the entire balance of DM 6.4 million (U.S. $3.5 million) was immediately due and payable. As a result, HypoVereinsbank applied the proceeds of a time deposit that was held as security by the bank in the amount of $2.0 million against the outstanding balance due on the note. The Company is currently negotiating with HypoVereinsbank to restructure the outstanding balance of $1.5 million as of June 30, 1999. In the event that an agreement is not reached, HypoVereinsbank could proceed to obtain a judgment against the Company and force the Company into an involuntary bankruptcy. There can be no assurance that the Company will reach a satisfactory agreement with HypoVereinsbank.

         The Company did not make the required interest payments of $125,000 due in October 1998 and $125,000 due in April 1999 on the Series A Bonds. As a

                      MARKER INTERNATIONAL AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                   (Unaudited)

result, the bondholder has the right to declare the Series A Bonds in default and accelerate the entire outstanding balance of $12.0 million, plus accrued interest thereon, as of June 30, 1999. On March 26, 1999, CT entered into a restructuring agreement, as amended, with the bondholder which is contingent upon numerous conditions. Under the agreement, the Series A Bonds will be reduced to an aggregate principal amount of $5,750,000 and payable in four equal annual installments of $750,000 with $2,750,000 payable after 5 years. The agreement also requires interest payments at 2% per annum during the first four years, and thereafter at a variable rate not exceeding the prime rate on commercial loans in Japan plus 0.5%. The agreement also requires that certain personal guarantees of Eiichi Isomura on Marker Japan's debt obligations be satisfied commencing on the sixth anniversary of the bankruptcy court confirming a plan of reorganization. The agreement prohibits the bondholder from taking any enforcement action against the Company or its subsidiaries or exercising any other rights or remedies that the bondholder may have under the documentation relating to the Series A Bonds or applicable law. However, if the conditions of the agreement are not met, there can be no assurance that the bondholder will not declare the Series A Bonds in default and accelerate the outstanding balance.

         The Company  notified  Manufacturers  and Traders  Trust  Company ("M&T
Bank") and KeyBank National Association ("KeyBank"), banks with which the Company has certain foreign exchange arrangements, in May 1999 and June 1999, respectively, that the Company would be unable to utilize its foreign exchange contracts as originally intended. As a result, on May 25, 1999, M&T Bank terminated the foreign exchange netting agreement (the "Netting Agreement") with the Company dated May 1, 1997. Pursuant to its rights under the Netting Agreement, M&T Bank canceled and closed out all outstanding foreign exchange contracts for a loss of $3.7 million as of May 21, 1999 and demanded immediate payment of such amount. On July 26, 1999, the Company entered into a letter agreement with M&T Bank, Newco and CT whereby M&T Bank agreed, subject to certain conditions (including, but not limited to, consummation of the transactions contemplated by the Purchase Agreement by November 30, 1999), to reduce their obligation to $1.8 million payable in installments through 2004. The Company entered into a Supplemental Agreement with M&T Bank, Newco and CT on August 11, 1999 (the "Supplemental Agreement") whereby M&T agreed not to take any enforcement action against the Company and/or its subsidiaries or exercise any rights or remedies under the Netting Agreement or any other documentation relating thereto. The Supplemental Agreement is subject to numerous conditions, including, without limitation, bankruptcy court approval of the plan of reorganization. On August 13, 1999, the Company and KeyBank agreed to terminate all outstanding foreign exchange contracts for a recognized loss of $1.3 million. The Company is currently negotiating with KeyBank to restructure the resulting outstanding obligation of $1.3 million. In the event that a restructuring agreement is not executed, KeyBank could proceed to obtain a judgment against the Company.

     As of June 30, 1999, the Company was not in compliance with several loan covenants under the terms and conditions of the revolving credit agreement dated October 30, 1998, as amended, among the Company, its U.S. subsidiaries and First Security Bank (the "Revolving Credit Agreement"). On June 14, 1999, First Security Bank notified the Company

                      MARKER INTERNATIONAL AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                   (Unaudited)

that the termination of the Netting Agreement with M&T Bank constituted a default under the Revolving Credit Facility. Also, as of June 30, 1999, the Company's outstanding balance on its line of credit exceeded the available borrowing base for a period greater than the ten day mandatory repayment period allowed under the Revolving Credit Agreement which also constitutes a default. On July 30, 1999, the Company, its U.S. subsidiaries, Marker Germany, Newco and First Security Bank entered into a Standstill Agreement (the "Standstill Agreement"). Under the Standstill Agreement, First Security Bank agreed to refrain from exercising any of its rights or remedies under the Revolving Credit Agreement and other related loan documentation or under applicable law including, without limitation, exercise any right of setoff, institute any suit or foreclose on their collateral until the earlier of November 30, 1999 or the date upon which any default under the Standstill Agreement occurs. Events which could occur and constitute defaults under the Standstill Agreement include, but are not limited to, the following: (i) the contemplated bankruptcy cases are dismissed or converted to a case under Chapter 7 of the United States Code, (ii) the Exclusive Distributorship Agreement by and among the Company, Marker USA and Marker Germany is rejected or otherwise terminated by any of the parties thereto, or such party materially breaches its obligations thereunder, and (iii) if at any time the borrowing base (as defined in the Revolving Credit Agreement) is less that 80% of the outstanding obligations under the Revolving Credit Agreement. In the event of a default under the Standstill Agreement, the First Security Bank can exercise its rights to demand payment of all amounts due under the Revolving Credit Agreement, foreclose on the Company's assets which are pledged as collateral under the agreement, or force the Company into an involuntary bankruptcy.

         On January 14, 1999, the Company, in coordination with Zions First National Bank ("Zions") disposed of its leased snowboard equipment through an auction. The net proceeds of the auction were paid to Zions. The remaining balance of $1.8 million was to be paid according to the original terms of the lease. On March 17, 1999, the Company signed an agreement with Zions whereby the Company would make a lump sum payment of $170,391.65 on or before July 1, 1999 as full settlement of the remaining lease obligation of $1,703,916.45. On June 30, 1999, the Company signed a revised agreement with Zions whereby the Company paid $30,000 on June 30, 1999, and must pay the remaining $140,391.65 on or before October 1, 1999. In the event this payment is not made, the Company remains liable for the entire $1,703,916.45 (less the $30,000 paid on June 30, 1999) obligation. There can be no assurance that the Company will be able to satisfy its obligation to pay the remaining $140,391.65 to Zions by October 1, 1999.

         Although the Company is seeking to alleviate its current fiscal problems by, among other things, restructuring the Company's obligations, obtaining additional financing, consummating the transactions contemplated by the Purchase Agreement with Newco, and filing a voluntary petition for relief under Chapter 11 of the United States Code, there can be no assurance that the Company will be successful in such endeavors or that the Company will not be forced into an involuntary bankruptcy.

                      MARKER INTERNATIONAL AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                   (Unaudited)

Discontinued Operations
-----------------------

         The Company is in the process of exiting the snowboard business through dissolution and sale of its snowboard subsidiaries and related assets. The components of net assets of discontinued operations included in the condensed consolidated balance sheets at June 30, 1999 and March 31, 1999, were as follows:

                                                         June 30,             March 31,
                                                           1999                  1999
                                                        ------------          ------------
                                                                  (In Thousands)
         Accounts receivable, net                       $       103           $       171
         Inventories                                           --                    --
         Prepaid and other current assets                        12                     9
         Current portion of long-term debt                     --                    --
         Accounts payable                                        (8)                   (8)
         Other current liabilities                           (1,885)               (2,032)
                                                        ------------          ------------
                  Net current assets                    $    (1,778)          $    (1,860)
                                                        ============          ============

         Net property, plant and equipment              $      --            $       --
         Intangible assets, net                                --                    --
         Other assets                                          --                    --
         Long-term liabilities                                 --                    --
         Minority interest                                     --                    --
                                                        -----------           ----------
                  Net long-term assets                  $      --            $       --
                                                        ===========           ==========


         As of June 30, 1999, the liabilities of the discontinued operations exceeded the assets by approximately $1.8 million. The net losses of these operations prior to September 1998 are included in the condensed consolidated statements of operations under "loss (income) from operations of discontinued snowboard business." Revenues from the discontinued operations were approximately $0 and $348,000 for the three months ended June 30, 1999 and 1998, respectively. The disposal estimates represent management's best estimates of the potential loss. However, actual results could differ from those estimates.

Note 3.  Cash and Cash Equivalents

         Cash and cash equivalents include investments in certificates of deposit with original maturities of less than 30 days and restricted cash.

Note 4.  Inventories

         Inventories include direct materials, direct labor and manufacturing overhead costs and are recorded at the lower of cost (using the first-in, first-out method) or market. The major classes of inventories, including inventories of the discontinued operations, are as follows:

                      MARKER INTERNATIONAL AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                   (Unaudited)


                                  June 30, 1999               March 31, 1999
                                 ---------------              --------------
                                                (In Thousands)
         Raw materials            $      196                  $      542
         Work in process               2,165                       1,821
         Finished goods               20,972                      16,389
                                  ----------                  ----------
                                  $   23,333                  $   18,752
                                  ==========                  ==========


Note 5.  Earnings per Share

         For the three months ended June 30, 1999, options and warrants to purchase 1,531,800 shares of common stock were not included in the computation of diluted net income (loss) per common share because the exercise prices of such options and warrants were greater than the average market price of common shares or because the Company incurred a net loss.


Note 6.  Comprehensive Loss

         As of April 1, 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income." The following table displays components of the Company's comprehensive loss for the three month periods ended June 30, 1999 and 1998:

                                                             Three Months Ended
                                                                  June 30,
                                                           ---------------------
                                                               (In Thousands)
                                                              1999        1998
                                                           -------      -------
Net Loss                                                   $(4,846)     $(6,354)
Other Comprehensive Income (Loss) Items:
         Foreign Currency Translation Adjustments               94          180
                                                           -------      -------
Comprehensive Loss                                         $(4,752)     $(6,174)
                                                           =======      =======

Note 7.  Derivative Instruments and Hedging Activities

         Derivative financial instruments held by the Company are generally used to manage well-defined foreign exchange and interest rate risks which occur in the normal course of business.

                      MARKER INTERNATIONAL AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                   (Unaudited)

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

Foreign Exchange Contracts

         The  Company  enters  into  foreign  exchange  contracts  to reduce the potential impact of unfavorable fluctuations in foreign exchange rates. Contracts that are intended to hedge firm commitments are deferred and recognized as part of the cost of the underlying transaction being hedged. Gains and losses on foreign exchange contracts that do not qualify as hedges are reported currently in income. During fiscal 1999, given the financial position of the Company, the Company determined that all gains and losses on foreign exchange contracts should be reported in income.

         The Company and its subsidiaries have numerous intercompany receivables and payables and commitments denominated in foreign currencies that create exposure to fluctuations in foreign currency rates. The Company entered into forward foreign exchange contracts to reduce the potential impact of unfavorable fluctuations in foreign exchange rates. The Company had commitments to buy and sell foreign currencies relating to foreign exchange contracts in order to hedge against future currency fluctuations.

         The Company held forward exchange contracts to purchase German Marks with Japanese Yen and U.S. Dollars. The contracts mature at various dates through April 2000. The outstanding forward exchange purchase and sale contracts at June 30, 1999, were as follows:

                      MARKER INTERNATIONAL AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                   (Unaudited)

               Selling                 Buying              Contracted
                Amount                 Amount            Forward Rate        Unrealized Loss         Maturity
            --------------         --------------        -------------       ---------------         --------
         (Y)      677,810,000      DM     10,000,000   64.080 - 69.430       $  (383,630)       11/24/99-4/20/00
           $        9,000,000      DM     15,081,100   1.6565 - 1.6994       $(1,030,103)       9/16/99-12/29/99

         The U.S. Dollar amount of the Yen contracts based upon the June 30, 1999 spot rate was approximately $5.6 million. Due to the Company's financial position, the Company determined that it would be unable to utilize the foreign exchange contracts as originally intended. Accordingly, all contracts have been accounted for as speculative and marked to market. This resulted in a cumulative unrealized loss of $1.4 million as of June 30, 1999.

         The Company notified M&T Bank and KeyBank, banks with which the Company has certain foreign exchange arrangements, in May 1999 and June 1999, respectively, that the Company would be unable to utilize its foreign exchange contracts as originally intended. As a result, on May 25, 1999, M&T Bank terminated the Netting Agreement. Pursuant to its rights under the Netting
Agreement, M&T Bank canceled and closed out all outstanding foreign exchange contracts for a loss of $3.7 million as of May 21, 1999 and demanded immediate payment of such amount. On July 26, 1999, the Company entered into a letter agreement with M&T Bank, Newco and CT whereby M&T Bank agreed, subject to certain conditions (including, but not limited to, consummation of the transactions contemplated by the Purchase Agreement by November 30, 1999), to reduce their obligation to $1.8 million payable in installments through 2004. The Company entered into the Supplemental Agreement whereby M&T agreed not to take any enforcement action against the Company and/or its subsidiaries or exercise any rights or remedies under the Netting Agreement or any other documentation relating thereto. The Supplemental Agreement is subject to numerous conditions, including, without limitation, bankruptcy court approval of the plan of reorganization. On August 13, 1999, the Company and KeyBank agreed to terminate all outstanding foreign exchange contracts for a recognized loss of $1.3 million. The Company is currently negotiating with KeyBank to restructure the resulting outstanding obligation of $1.3 million. In the event that a restructuring agreement is not executed, KeyBank could proceed to obtain a judgment against the Company.

                      MARKER INTERNATIONAL AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                   (Unaudited)


Note 8.  Segment Reporting

         The Company's reportable operating segments are strategic business units that offer different products and services. The Company's reportable operating segments as of June 30, 1999, are consistent with the Company's reportable operating segments as of March 31, 1999, as described in the Company's Annual Report on Form 10-K for the year ended March 31, 1999. Intersegment sales, eliminated in consolidation, are not material. The information for fiscal year 1999 have been restated from the prior year's segment presentation in order to conform to the fiscal year 2000 presentation. The accounting policies of the Company's reportable operating segments are the same as those described in Note 1. Summarized financial information concerning the Company's reportable operating segments is shown in the following table. The information in the following table is derived directly from the operating segments' internal financial information used for corporate management purposes.

         While the major portion of the Company's operations is derived from the ski bindings and other hard goods segment, the Company also had a clothing and other soft goods segment. Effective April 1, 1999, the right to manufacture and sell Company's clothing and other softgoods was licensed to Ski & Sports Recreation Company, L.L.C. ("SSRC") in return for royalty payments equal to a percentage of net sales which ranges form 3% to 5%. In connection with the license agreement, SSRC purchased certain assets of Marker Ltd. for $859,000, of which $450,000 was paid at closing, $204,500 was paid on August 2, 1999 and $204,500 is due on August 31, 1999. With respect to certain Olympic inventory, SSRC agreed to pay 60% to 75% of the net sales price to the Company as the sales price is received. Substantially all of the Company's ski bindings are manufactured by Marker Germany, which also distributes bindings in Germany, and sells to subsidiaries of the Company, and to independent distributors in countries where the Company does not have a distribution subsidiary. No single customer accounted for more than 10% of the Company's sales for these periods.

                      MARKER INTERNATIONAL AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                   (Unaudited)

         Information concerning continuing operations by reportable operating segments for each of the three month periods ended June 30, 1999 and 1998, and as of June 30, 1999 and March 31, 1999, is as follows:

                                              Three Months Ended June 30,
                                         ---------------------------------------
                                            1999                   1998
                                         -----------            -----------

                                                  (In Thousands)
Revenues from Unrelated Entities:
   Ski Bindings and Other Hard Goods     $     1,995            $     2,052
   Clothing and Other Soft Goods               1,075                    610
                                         -----------            -----------
                                         $     3,070            $     2,662
                                         ===========            ===========
Operating (Loss) Income:
   Ski Bindings and Other Hard Goods     $    (3,156)           $    (4,832)
   Clothing and Other Soft Goods                  10                     91
   Unallocated Corporate                        (711)                  (118)
                                         -----------            -----------
                                         $    (3,857)           $    (4,859)
                                         ===========            ===========

                                                         As Of
                                         ---------------------------------------
                                          June 30, 1999         March 31, 1999
                                         ---------------        --------------
                                                    (In Thousands)

Total Assets:
   Ski Bindings and Other Hard Goods     $    49,048            $    49,133
   Clothing and Other Soft Goods                 666                  2,631
   Unallocated Corporate                       3,542                  7,030
   Discontinued Operations                       115                    179
                                         -----------            -----------
                                         $    53,371            $    58,973
                                         ===========            ===========

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

General

         The Company incurred net losses of $4.8 million for the quarter ended June 30, 1999, and $48.0 million for the year ended March 31, 1999. As of June 30, 1999, the Company had a shareholders' deficit of $34.2 million (see Note 1 to the condensed consolidated financial statements). The Company currently has inadequate working capital to fund operations and service repayment of debt. The Company is not in compliance with certain financial covenants and is in default under its obligations to certain creditors (see "Liquidity and Capital Resources"). Accordingly, there is substantial doubt that the Company will be able to continue as a going concern. Although the Company is seeking to alleviate its current fiscal problems by, among other things, restructuring the Company's obligations, obtaining additional financing, consummating the transactions contemplated by the Purchase Agreement with Newco, and filing a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, there can be no assurance that the Company will be successful in such endeavors or that the Company will not be forced into an involuntary bankruptcy.

         The Company is a leading designer, developer, manufacturer and marketer of alpine ski bindings in North America, Europe and Asia. The Company is a holding company which operates through its subsidiaries, Marker Germany, Marker USA, Marker Japan, Marker Austria and Marker Canada (see "General - Sale of Marker Canada Interest" regarding the sale of 66.66% of the equity interest in Marker Canada). Substantially all of the Company's ski bindings are manufactured by Marker Germany, which also distributes bindings in Germany, and sells to subsidiaries of the Company and to independent distributors in countries where the Company does not have a distribution subsidiary. Each of Marker USA and Marker Japan has an independent sales force and marketing department for sales and marketing of bindings and related parts directly to retailers in the United States and to both retailers and wholesalers in Japan, respectively.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (continued)

         Purchase Agreement with Market International GmbH - On July 30, 1999, the Company entered into the Purchase Agreement with Newco, providing for the sale by the Company of substantially all of its assets (including the equity securities of its subsidiaries) to Newco. In exchange, Newco will assume certain liabilities of the Company and the Company will receive a 15% equity interest in Newco. The remaining 85% equity interest in Newco will be held by CT, a newly formed joint venture between Tecnica S.p.A. and H.D. Cleven, the principal shareholder of the Volkl Group.

         Pursuant to the terms of the Purchase Agreement, CT will contribute $15,000,000 in cash (subject to reduction by $1,025,501 as a result of the consummation of the sale to CT of the 66.66% equity interest in Marker Canada, Ltd.) to Newco in consideration for an 85% equity interest in Newco. Newco is a GmbH organized under the laws of Switzerland and is currently a wholly-owned subsidiary of CT. In connection with the Purchase Agreement, the Company and CT will enter into an operating agreement which, among other things, will provide that CT will be granted an option (the "Option") to purchase the Company's 15% equity interest in Newco at any time on or after the second anniversary of the consummation date of the plan of reorganization at the then fair market value, subject to the reduction of an amount equal to the sum of (x) all unreimbursed Advances (as discussed in Note 2 to the Financial Statements) and litigation costs incurred by Newco under Sections 10.4(b)(i) and (ii) of the Purchase Agreement, together with accrued interest thereon, plus (y) $775,000. The proceeds of the exercise of the Option (after payment of any unpaid fees, costs and taxes) will then be distributed to the shareholders of the Company in liquidation.

         The Purchase Agreement provides for the consummation of the sale to be effected through a pre-negotiated Chapter 11 bankruptcy proceeding and requires the Company, DNR USA, and DNR North America to commence the bankruptcy proceeding by August 20, 1999. In connection therewith, the Company is preparing to file its petition for reorganization, obtain approval of its disclosure statement and commence its post-bankruptcy solicitation process. The Company has reached agreements-in-principle regarding the restructuring of its debt with certain of its creditors who are impaired under the plan of reorganization.

         Pursuant to the Purchase Agreement, the Company is obligated to pay a $1.0 million break-up fee to Newco if the acquisition is not consummated and (i) any plan of reorganization other than the plan agreed upon by Newco is confirmed, or (ii) the Company consummates any sale of its stock or assets other than as contemplated by the Purchase Agreement upon terms more favorable to the shareholders of the Company (an "Alternative Sale"). The Company is not obligated to pay the break-up fee if its failure to consummate the acquisition is due to (i) circumstances beyond its reasonable control, the Company is not in material breach of the Purchase Agreement and the Company has not consummated or has agreed to consummate an Alternative Sale, or (ii) a material breach by Newco of the Purchase Agreement. The Company is also required to reimburse Newco and its affiliates for actual costs and expenses incurred by them in connection with

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (continued)

the acquisition unless (i) the Purchase Agreement is terminated in accordance with its terms or as a result of a material breach by Newco, or (ii) Newco elects to abandon the acquisition.

         There are numerous conditions to Newco's obligation to consummate the acquisition. Such conditions include, but are not limited to, (a) Newco entering into employment agreements with key members of the Company's management, (b) there not being any material adverse change in the business of the Company, (c) acceptable pre-bankruptcy agreements with key creditors, (d) the bankruptcy court's approval of the proposed sale and the court's confirmation of the Company's pre-negotiated bankruptcy plan of reorganization, and (e) the issuance of consents or waivers by various third parties. There can be no assurance that the Company will be able to satisfy the conditions precedent under the Purchase Agreement.

         The closing of the sale is expected to be consummated in the Company's fiscal third quarter. After the closing, the Company will not be engaged in the conduct of business and will operate for the sole purpose of liquidating its assets (including, without limitation, its equity interest in Newco). Pursuant to the terms of the Operating Agreement, the Company is required to dissolve and liquidate all of its assets no earlier than the second anniversary of the closing and no later than the fifth anniversary of the closing.

         The transaction does not require the Company's other subsidiaries, including Marker USA, Marker Japan, Marker Ltd., Marker Austria and Marker Germany, to file a voluntary petition for relief under Chapter 11 and, therefore, the Company currently does not anticipate filing voluntary petitions for these subsidiaries.

         Sale of Marker Canada Interest - On June 18, 1999, CT, the Company, Marker Canada and Lapointe Rosenstein, as escrow agent, entered into a shareholders agreement (the "Shareholders Agreement") pursuant to which CT purchased 200 class "A" shares of Marker Canada for a purchase price of Cdn $1.5 million (approximately U.S. $1.0 million). The 200 class "A" shares represent 66.66% of the outstanding voting and participating shares of Marker Canada. The remaining 100 class "A" shares, representing 33.33% of the outstanding and voting shares, are held by the Company. The purpose of this transaction was to provide working capital to Marker Canada.

         CT holds its 200 shares in the name of and on the behalf of Newco, the shareholder of such shares. The purchase price of Cdn $1.5 million (approximately U.S. $1.0 million) will be deducted from the U.S. $15,000,000 required to be contributed by CT to Newco pursuant to the Purchase Agreement. CT has the option to require the Company to sell to CT all of the Company's 100 shares of Marker Canada for a purchase price of Cdn $750,000 (approximately U.S. $500,000), less all amounts then payable by the Company or any of its subsidiaries to Marker Canada, CT or any subsidiary or affiliate of CT..

         In connection with the Shareholders Agreement, each of the Company, Tecnica S.p.A. and the Volkl Group entered into distribution agreements with Marker Canada granting Marker Canada the exclusive right to distribute certain products in Canada for a period of five years.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (continued)

         As of June 19, 1999, the Company recorded its share of equity ownership in Marker Canada using the equity method. As of June 30, 1999, the Company's investment in Marker Canada was approximately $0. As of June 30, 1999, Marker Germany had an outstanding receivable balance of approximately $570,000 due from Marker Canada.

         Marker Germany and Marker Austria Stockholder's Deficit - As of June 30, 1999, each of Marker Germany and Marker Austria, on a stand alone unconsolidated basis, had a net stockholder's deficit. Under the applicable foreign laws and regulations, in order to avoid involuntary bankruptcy proceedings, these entities require additional capital infusions. The Company and CT are in the process of negotiating debt restructuring arrangements with certain of the Company's creditors. If successful, these negotiations will result in capital infusions which will increase the stockholder's equity of these entities. There can be no assurance that the Company will be able to reach agreements with its creditors or be successful in increasing stockholder's equity to a level sufficient to avoid such bankruptcy proceedings.

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

         In accordance with United States generally accepted accounting principles, upon consolidation of the Company's financial statements, the income and expense items of the Company's foreign subsidiaries are translated at the weighted average rates of exchange prevailing during the period. Therefore, the Company's results of operations are subject to translation risks and can vary as a result of fluctuations in the exchange rates between the functional currencies of such foreign subsidiaries and the Dollar.

         For the three months ended June 30, 1999, average exchange rates between the Dollar and the Yen, the Dollar and the Mark and the Dollar and the Canadian Dollar resulted in an effective increase in the value of the Yen against the Dollar of approximately 11.0%, and a decrease in the value of the Mark against the Dollar and the Canadian Dollar against the Dollar of approximately 3.1% and 1.8%, respectively, compared to the corresponding period of the prior year. Such currency exchange activity resulted in corresponding fluctuations in the value of the revenues and expenses of Marker Japan, Marker Germany and Marker Canada.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (continued)

         In addition, upon consolidation of the Company's financial statements, the assets and liabilities of the Company's foreign subsidiaries are translated into Dollars from their functional currencies at the rate of exchange on the last day of the fiscal year. Therefore, the Company's consolidated assets and liabilities may vary as a result of fluctuations in the exchange rates between the functional currencies of such foreign subsidiaries and the Dollar. The resulting translation adjustments from foreign currency fluctuations are recorded in shareholders' equity as accumulated other comprehensive loss adjustments.

         The Company's business is seasonal in nature and results of operations vary from quarter to quarter. Orders for the Company's products from retailers are highest during the Company's first fiscal quarter, which ends June 30. During its second and third fiscal quarters, the Company ships its products to fill those orders, and records a significant portion of its annual sales. The Company then collects a substantial portion of its receivables during its third and fourth fiscal quarters. In accordance with industry practice, a substantial portion of the Company's accounts receivable remains outstanding for five to six months and a small percentage remains outstanding for up to ten months or longer. These factors result in variations in the Company's results of operations and cash flows.

Results of Operations

Comparison of the three months ended June 30, 1999 with the three months ended
------------------------------------------------------------------------------
June 30, 1998  (continuing operations)
--------------------------------------
         Consistent with the seasonal nature of the Company's business and the ski industry in general, the Company has historically recorded a small percentage of its annual net sales during its first fiscal quarter. These sales amounts have historically represented less than 5% of the Company's annual net sales and are primarily attributable to close-out products sold late in the ski season. As such, sales results and gross profit margins are not necessarily indicative of the results to be expected for the full fiscal year.

         Net sales for the quarter ended June 30, 1999 increased to $3.0 million, compared to $2.7 million for the corresponding quarter of the prior fiscal year. The increase in sales is primarily attributable to a bulk sale of clothing and other soft goods inventory for $0.8 million to SSRC, the licensee of Marker clothing and other soft goods.

         Gross profit for the quarter ended June 30, 1999 was $0.9 million, or 29.0% of net sales, compared to $1.1 million, or 40.0% of net sales, for the corresponding period of the prior fiscal year. The decrease in the gross profit percentage is primarily due to the bulk sale of clothing and other softgoods inventory for approximately book value to SSRC. The clothing and other softgoods inventory had been written down to the bulk sales price as of March 31, 1999.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (continued)

         Operating expenses for the three months ended June 30, 1999 decreased to $4.7 million, compared to $5.9 million for the same period of the prior fiscal year. The decrease relates primarily to cost reductions and the licensing of clothing and other softgoods to SSRC resulting in lower operating expenses which was partially offset by legal and advisory fees paid to assist the Company in developing and implementing restructuring plans and negotiating with lenders.

         Interest expense for the three months ended June 30, 1999 decreased to $1.0 million, compared to $1.5 million for the corresponding period of the prior fiscal year. This decrease was attributable to lower borrowing requirements due to the liquidation of snowboard related assets and lower inventory levels compared to the same period of the prior fiscal year.

         Other income (loss) for the quarter ended June 30, 1999 decreased to $(48,000), compared to $238,000 for the corresponding period of the prior fiscal year. The decrease in other income (loss) is due to the write-off of the Company's receivables from Marker Canada which was one of the conditions of the sale of 66.66% of Marker Canada to CT.

Liquidity and Capital Resources

         The Company incurred net losses of $4.8 for the quarter ended June 30,1999 and $48.0 million for the year ended March 31, 1999. As of June 30, 1999, the Company had a shareholders' deficit of $34.2 million. The Company currently has inadequate working capital to fund operations and service repayment of debt. The Company is not in compliance with certain financial covenants and is in default under its obligations to certain creditors (see Note 2 to the Financial Statements).

         Although the Company is seeking to alleviate its current fiscal problems by, among other things, restructuring the Company's obligations, obtaining additional financing, consummating the transactions contemplated by the Purchase Agreement with CT, and filing a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, there can be no assurance that the Company will be successful in such endeavors or that the Company will not be forced into an involuntary bankruptcy.

         The Company's primary cash needs are for purchases of raw materials inventory for production, finished goods inventory, funding of accounts receivable and capital expenditures. Historically, the Company's primary sources of cash for its business activities have been cash flows from operations and borrowings under its lines of credit and term loans.

         Working capital decreased from $(34.8) million at March 31, 1999 to $(39.2) million, at June 30, 1999. The decrease in working capital is primarily attributable to the Company's losses.

         At June 30, 1999, the Company's primary sources of liquidity consisted of $1.9 million in cash and cash equivalents and available borrowings under

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (continued)

lines of credit. At June 30, 1999, the Company had  approximately  $51.5 million
available   borrowings  under  lines  of  credit,   of  which  it  had  borrowed
approximately $51.5 million.

         As of June 30, 1999, each of Marker Germany and Marker Austria, on a stand alone unconsolidated basis, had a net stockholder's deficit. Under the applicable foreign laws and regulations, in order to avoid involuntary bankruptcy proceedings, these entities require additional capital infusions. The Company and CT are in the process of negotiating debt restructuring arrangements with certain of the Company's creditors. If successful, these negotiations will result in capital infusions which will increase the stockholder's equity of these entities. There can be no assurance that the Company will be able to reach agreements with its creditors or be successful in increasing stockholder's equity to a level sufficient to avoid such bankruptcy proceedings.

         As of June 30, 1999, Marker Canada was not in compliance with a minimum tangible net worth covenant under a $3.0 million Canadian Dollar (U.S. $2.0 million) line of credit agreement with the Royal Bank. Marker Canada was also not in compliance with margin requirements under the same line of credit as of June 30, 1999. On June 22, 1999, the Royal Bank notified Marker Canada of several terms and conditions that it requires Marker Canada to meet in order for the Royal Bank to continue to provide financing to Marker Canada. The Company guarantees Marker Canada's obligations under the Royal Bank facility. Marker Canada is currently in the process of attempting to comply with the terms and conditions that the Royal Bank has outlined in its letter and has signed a definitive agreement with Laurentian Bank of Canada in order to obtain additional financing. In the event that the non-compliance is not cured or waived, the Royal Bank may exercise its rights to demand payment of all amounts due and/or foreclose on Marker Canada's assets which are pledged as collateral under the agreement which could also lead to cross-defaults under the Company's other credit arrangements. There can be no assurance that the Company will be able to cure its non-compliance and reach a satisfactory agreement with the Royal Bank or that Marker Canada will be able to obtain additional financing from Laurentian Bank.

         On April 15, 1999, the Company did not make a required principal and interest payment of DM 900,000 (U.S. $496,000) on a note payable to HypoVereinsbank, New York. On April 16, 1999, HypoVereinsbank notified the Company that the nonpayment of principal and interest constituted a default under the terms of the note and that the entire balance of DM 6.4 million (U.S. $3.5 million) was immediately due and payable. As a result, HypoVereinsbank applied the proceeds of a time deposit that was held as security by the bank in the amount of $2.0 million against the outstanding balance due on the note. The Company is currently negotiating with HypoVereinsbank to restructure the outstanding balance of $1.5 million as of June 30, 1999. In the event that an agreement is not reached, HypoVereinsbank could proceed to obtain a judgment against the Company and force the Company into an involuntary bankruptcy. There can be no assurance that the Company will reach a satisfactory agreement with HypoVereinsbank.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (continued)

         The Company did not make the required interest payments of $125,000 due in October 1998 and $125,000 due in April 1999 on the Series A Bonds. As a result, the bondholder has the right to declare the Series A Bonds in default and accelerate the entire outstanding balance of $12.0 million, plus accrued interest thereon, as of June 30, 1999. On March 26, 1999, CT entered into a restructuring agreement, as amended, with the bondholder which is contingent upon numerous conditions. Under the agreement, the Series A Bonds will be reduced to an aggregate principal amount of $5,750,000 and payable in four equal annual installments of $750,000 with $2,750,000 payable after 5 years. The agreement also requires interest payments at 2% per annum during the first four years, and thereafter at a variable rate not exceeding the prime rate on commercial loans in Japan plus 0.5%. The agreement also requires that certain personal guarantees of Eiichi Isomura on Marker Japan's debt obligations be satisfied commencing on the sixth anniversary of the bankruptcy court confirming a plan of reorganization. The agreement prohibits the bondholder from taking any enforcement action against the Company or its subsidiaries or exercising any other rights or remedies that the bondholder may have under the documentation relating to the Series A Bonds or applicable law. However, if the conditions of the agreement are not met, there can be no assurance that the bondholder will not declare the Series A Bonds in default and accelerate the outstanding balance.

         The Company notified M&T Bank and KeyBank, banks with which the Company has certain foreign exchange arrangements, in May 1999 and June 1999, respectively, that the Company would be unable to utilize its foreign exchange contracts as originally intended. As a result, on May 25, 1999, M&T Bank terminated the Netting Agreement. Pursuant to its rights under the Netting
Agreement, M&T Bank canceled and closed out all outstanding foreign exchange contracts for a loss of $3.7 million as of May 21, 1999 and demanded immediate payment of such amount. On July 26, 1999, the Company entered into a letter agreement with M&T Bank, Newco and CT whereby M&T Bank agreed, subject to certain conditions (including, but not limited to, consummation of the transactions contemplated by the Purchase Agreement by November 30, 1999), to reduce their obligation to $1.8 million payable in installments through 2004. The Company entered into the Supplemental Agreement whereby M&T agreed not to take any enforcement action against the Company and/or its subsidiaries or exercise any rights or remedies under the Netting Agreement or any other documentation relating thereto. The Supplemental Agreement is subject to numerous conditions, including, without limitation, bankruptcy court approval of the plan of reorganization. On August 13, 1999, the Company and KeyBank agreed to terminate all outstanding foreign exchange contracts for a recognized loss of $1.3 million. The Company is currently negotiating with KeyBank to restructure the resulting outstanding obligation of $1.3 million. In the event that a restructuring agreement is not executed, KeyBank could proceed to obtain a judgment against the Company.


         As of June 30, 1999, the Company was not in compliance with several loan covenants under the terms and conditions of the Revolving Credit Agreement. On June 14, 1999, First Security Bank notified the Company that the termination of the Netting Agreement with M&T Bank constituted a default under the Revolving Credit Facility. Also, as of June 30, 1999, the Company's outstanding balance on

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (continued)

its line of credit exceeded the available borrowing base for a period greater than the ten day mandatory repayment period allowed under the Revolving Credit Agreement which also constitutes a default. On July 30, 1999, the Company, its U.S. subsidiaries, Marker Germany, Newco and First Security Bank entered into the Standstill Agreement. Under the Standstill Agreement, First Security Bank agreed to refrain from exercising any of its rights or remedies under the Revolving Credit Agreement and other related loan documentation or under applicable law including, without limitation, exercise any right of setoff, institute any suit or foreclose on their collateral until the earlier of November 30, 1999 or the date upon which any default under the Standstill Agreement occurs. Events which could occur and constitute defaults under the Standstill Agreement include, but are not limited to, the following: (i) the contemplated bankruptcy cases are dismissed or converted to a case under Chapter 7 of the United States Bankruptcy Code, (ii) the Exclusive Distributorship Agreement by and among the Company, Marker USA and Marker Germany is rejected or otherwise terminated by any of the parties thereto, or such party materially breaches its obligations thereunder, and (iii) if at any time the borrowing base (as defined in the Revolving Credit Agreement) is less that 80% of the outstanding obligations under the Revolving Credit Agreement. In the event of a default under the Standstill Agreement, the First Security Bank can exercise its rights to demand payment of all amounts due under the Revolving Credit Agreement, foreclose on the Company's assets which are pledged as collateral under the agreement, or force the Company into an involuntary bankruptcy.

         On March 31, 1999, Marker Germany's DM 58.7 million (U.S. $32.3 million) line of credit with HypoVereinsbank, Deutsche Bank AG and BFG Bank expired (together, the "German Banks"). HypoVereinsbank and Deutsche Bank AG have agreed to extend the credit line through August 31, 1999 based on numerous conditions. Such conditions include, but are not limited to, (i) the consummation of the transactions contemplated by the Purchase Agreement, (ii) the Company and/or CT entering into acceptable pre-bankruptcy agreements with key creditors, and (iii) product purchase guarantees by CT. There can be no assurance that Marker Germany will be successful in meeting these conditions. In the event that Marker Germany is unable to meet these conditions, the German Banks could terminate the bank line immediately and force Marker Germany into an involuntary bankruptcy. HypoVereinsbank and Deutsche Bank AG could also obtain judgments against the Company and Marker USA for the outstanding obligations since each of Marker USA and the Company has individually guaranteed repayment of the outstanding obligations of Marker Germany to each of these banks.

         On January 14, 1999, the Company, in coordination with Zions disposed of its leased snowboard equipment through an auction. The net proceeds of the auction were paid to Zions. The remaining balance of $1.8 million was to be paid according to the original terms of the lease. On March 17, 1999, the Company signed an agreement with Zions whereby the Company would make a lump sum payment of $170,391.65 on or before July 1, 1999 as full settlement of the remaining lease obligation of $1,703,916.45. On June 30, 1999, the Company signed a revised agreement with Zions whereby the Company paid $30,000 on June 30, 1999, and must pay the remaining $140,391.65 on or before October 1, 1999. In the event this payment is not made, the Company remains liable for the entire $1,703,916.45 (less the $30,000 paid on June 30, 1999) obligation. There can be no assurance that the Company will be able to satisfy its obligation to pay the remaining $140,391.65 to Zions by October 1, 1999.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (continued)

Year 2000 Computer Issue

         Many currently installed computer systems and software are coded to accept only two digit entries in the date code field. Beginning the year 2000, these date code fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates. As a result, within the next four months, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. The Company has assessed the potential impact of Year 2000 on the processing of date-sensitive information by the Company's information systems, manufacturing systems and other ancillary systems. While there can be no assurance that Year 2000 matters will be satisfactorily identified and resolved, the Company currently believes, based on discussions with its information systems vendors, that Year 2000 issues will not have a material adverse effect on the Company.

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

         The Company believes it has brought its systems into Year 2000 compliance and is in the process of testing the systems to ensure that they are Year 2000 compliant. The Company has established a target date of September 1, 1999 to complete testing of all systems, which depending on the results of such tests could result in additional modifications of the applicable systems and additional Year 2000 testing. The Company's ability to meet the target date is dependent upon the responsiveness of its suppliers and contractors to potential problems that could be identified during the testing phase. The Company has established a supplier compliance program, and is working with its key suppliers to minimize such risks. The Company currently estimates that it will incur expenses of approximately $150,000 through 1999 in connection with its anticipated Year 2000 efforts. The timing and amount of the Company's expenses may vary and are not necessarily indicative of readiness efforts or progress to date.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

         The Company is exposed to market risk, including various interest rate and foreign currency exchange rate risks.

         Foreign Currency Risk - The Company has international operations resulting in receipts and payments in currencies that differ from the functional currency of the Company. The Company's functional currency is the U.S. Dollar. Forward foreign exchange contracts historically have been used by the Company to reduce the potential impact of unfavorable fluctuations in foreign exchange rates. The Company had commitments to buy and sell foreign currencies relating to foreign exchange contracts in order to hedge against future currency fluctuations.

         The Company held forward foreign exchange contracts to purchase German Marks with Japanese Yen and U.S. Dollars. The contracts mature at various dates through April 2000. The outstanding forward exchange purchase and sale contracts at June 30, 1999, were as follows:

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (continued)

               Selling                 Buying              Contracted
                Amount                 Amount            Forward Rate        Unrealized Loss         Maturity
            --------------         --------------        -------------       ---------------         --------
         (Y)      677,810,000      DM     10,000,000   64.080 - 69.430       $  (383,630)       11/24/99-4/20/00
           $        9,000,000      DM     15,081,100   1.6565 - 1.6994       $(1,030,103)       9/16/99-12/29/99

         The U.S. Dollar amount of the Yen contracts based upon the June 30, 1999 spot rate was approximately $5.6 million. Due to the Company's financial position, the Company determined that it would be unable to utilize the foreign exchange contracts as originally intended. Accordingly, all contracts have been accounted for as speculative and marked to market. This resulted in a cumulative unrealized loss of $1.4 million as of June 30, 1999.

         The Company notified M&T Bank and KeyBank, banks with which the Company has certain foreign exchange arrangements, in May 1999 and June 1999, respectively, that the Company would be unable to utilize its foreign exchange contracts as originally intended. As a result, on May 25, 1999, M&T Bank terminated the Netting Agreement. Pursuant to its rights under the Netting
Agreement, M&T Bank canceled and closed out all outstanding foreign exchange contracts for a loss of $3.7 million as of May 21, 1999 and demanded immediate payment of such amount. On July 26, 1999, the Company entered into a letter agreement with M&T Bank, Newco and CT whereby M&T Bank agreed, subject to certain conditions (including, but not limited to, consummation of the transactions contemplated by the Purchase Agreement by November 30, 1999), to reduce their obligation to $1.8 million payable in installments through 2004. The Company entered into a Supplemental Agreement whereby M&T agreed not to take any enforcement action against the Company and/or its subsidiaries or exercise any rights or remedies under the Netting Agreement or any other documentation relating thereto. The Supplemental Agreement is subject to numerous conditions, including, without limitation, bankruptcy court approval of the plan of reorganization. On August 13, 1999, the Company and KeyBank agreed to terminate all outstanding foreign exchange contracts for a recognized loss of $1.3 million. The Company is currently negotiating with KeyBank to restructure the resulting outstanding obligation of $1.3 million. In the event that a restructuring agreement is not executed, KeyBank could proceed to obtain a judgment against the Company.

         Interest Rate Risk - The Company's exposure to market risks for changes in interest rates is tied to its outstanding borrowings. The Company's borrowings consist of operating line-of-credits with variable interest rates to finance its operations and long-term debt with fixed interest rates to finance its capital expenditures. Changes in the general level of interest rates can affect the Company's interest expense incurred in connection with its interest-bearing liabilities. The interest rates on the Company's variable rate debt ranged from 2.0% to 10.00% on a total outstanding balance of $53.2 million as of June 30, 1999. The interest rates on the Company's fixed rate debt ranged from 2.1% to 9.7% on a total outstanding balance of $5.0 million as of June 30, 1999.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (continued)

"Safe Harbor"  Statement Under the Private  Securities  Litigation Reform Act of
1995

         With the exception of historical information (information relating to the Company's financial condition and results of operations at historical dates or for historical periods), the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that necessarily are based on certain assumptions and are subject to certain risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of the factors set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations and the Business Risks described in the Company's Annual Report on Form 10-K for the year ended March 31, 1999 and elsewhere in the Company's filings with the Securities and Exchange Commission.

                    PART II - OTHER INFORMATION

                           PART II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities.

         As of June 30, 1999, Marker Canada was not in compliance with a minimum tangible net worth covenant under a $3.0 million Canadian Dollar (U.S. $2.0 million) line of credit agreement with the Royal Bank. Marker Canada was also not in compliance with margin requirements under the same line of credit as of June 30, 1999. On June 22, 1999, the Royal Bank notified Marker Canada of several terms and conditions that it requires Marker Canada to meet in order for the Royal Bank to continue to provide financing to Marker Canada. The Company guarantees Marker Canada's obligations under the Royal Bank facility. Marker Canada is currently in the process of attempting to comply with the terms and conditions that the Royal Bank has outlined in its letter and has signed a definitive agreement with Laurentian Bank of Canada in order to obtain additional financing. In the event that the non-compliance is not cured or waived, the Royal Bank may exercise its rights to demand payment of all amounts due and/or foreclose on Marker Canada's assets which are pledged as collateral under the agreement which could also lead to cross-defaults under the Company's other credit arrangements. There can be no assurance that the Company will be able to cure its non-compliance and reach a satisfactory agreement with the Royal Bank or that Marker Canada will be able to obtain additional financing from Laurentian Bank.

         On April 15, 1999, the Company did not make a required principal and interest payment of DM 900,000 (U.S. $496,000) on a note payable to HypoVereinsbank, New York. On April 16, 1999, HypoVereinsbank notified the Company that the nonpayment of principal and interest constituted a default under the terms of the note and that the entire balance of DM 6.4 million (U.S. $3.5 million) was immediately due and payable. As a result, HypoVereinsbank applied the proceeds of a time deposit that was held as security by the bank in the amount of $2.0 million against the outstanding balance due on the note. The Company is currently negotiating with HypoVereinsbank to restructure the outstanding balance of $1.5 million as of June 30, 1999. In the event that an agreement is not reached, HypoVereinsbank could proceed to obtain a judgment against the Company and force the Company into an involuntary bankruptcy. There can be no assurance that the Company will reach a satisfactory agreement with HypoVereinsbank.

         The Company did not make the required interest payments of $125,000 due in October 1998 and $125,000 due in April 1999 on the Series A Bonds. As a result, the bondholder has the right to declare the Series A Bonds in default and accelerate the entire outstanding balance of $12.0 million, plus accrued interest thereon, as of June 30, 1999. On March 26, 1999, CT entered into a restructuring agreement, as amended, with the bondholder which is contingent upon numerous conditions. Under the agreement, the Series A Bonds will be reduced to an aggregate principal amount of $5,750,000 and payable in four equal annual installments of $750,000 with $2,750,000 payable after 5 years. The agreement also requires interest payments at 2% per annum during the first four years, and thereafter at a variable rate not exceeding the prime rate on commercial loans in Japan plus 0.5%. The agreement also requires that certain personal guarantees of Eiichi Isomura on Marker Japan's debt obligations be satisfied commencing on the sixth anniversary of the bankruptcy court confirming a plan of reorganization. The agreement prohibits the bondholder from taking any enforcement action against the Company or its subsidiaries or exercising any other rights or remedies that the bondholder may have under the documentation relating to the Series A Bonds or applicable law. However, if the conditions of the agreement are not met, there can be no assurance that the bondholder will not declare the Series A Bonds in default and accelerate the outstanding balance.

         The Company notified M&T Bank and KeyBank, banks with which the Company has certain foreign exchange arrangements, in May 1999 and June 1999, respectively, that the Company would be unable to utilize its foreign exchange contracts as originally intended. As a result, on May 25, 1999, M&T Bank terminated the Netting Agreement. Pursuant to its rights under the Netting
Agreement, M&T Bank canceled and closed out all outstanding foreign exchange contracts for a loss of $3.7 million as of May 21, 1999 and demanded immediate payment of such amount. On July 26, 1999, the Company entered into a letter agreement with M&T Bank, Newco and CT whereby M&T Bank agreed, subject to certain conditions (including, but not limited to, consummation of the transactions contemplated by the Purchase Agreement by November 30, 1999), to reduce their obligation to $1.8 million payable in installments through 2004. The Company entered into a Supplemental Agreement whereby M&T agreed not to take any enforcement action against the Company and/or its subsidiaries or exercise any rights or remedies under the Netting Agreement or any other documentation relating thereto. The Supplemental Agreement is subject to numerous conditions, including, without limitation, bankruptcy court approval of the plan of reorganization. On August 13, 1999, the Company and KeyBank agreed to terminate all outstanding foreign exchange contracts for a recognized loss of $1.3 million. The Company is currently negotiating with KeyBank to restructure the resulting outstanding obligation of $1.3 million. In the event that a restructuring agreement is not executed, KeyBank could proceed to obtain a judgment against the Company.

         As of June 30, 1999, the Company was not in compliance with several loan covenants under the terms and conditions of the Revolving Credit Agreement. On June 14, 1999, First Security Bank notified the Company that the termination of the Netting Agreement with M&T Bank constituted a default under the Revolving Credit Facility. Also, as of June 30, 1999, the Company's outstanding balance on its line of credit exceeded the available borrowing base for a period greater than the ten day mandatory repayment period allowed under the Revolving Credit Agreement which also constitutes a default. On July 30, 1999, the Company, its U.S. subsidiaries, Marker Germany, Newco and First Security Bank entered into the Standstill Agreement. Under the Standstill Agreement, First Security Bank agreed to refrain from exercising any of its rights or remedies under the Revolving Credit Agreement and other related loan documentation or under applicable law including, without limitation, exercise any right of setoff, institute any suit or foreclose on their collateral until the earlier of November 30, 1999 or the date upon which any default under the Standstill Agreement occurs. Events which could occur and constitute defaults under the Standstill Agreement include, but are not limited to, the following: (i) the contemplated bankruptcy cases are dismissed or converted to a case under Chapter 7 of the United States Bankruptcy Code, (ii) the Exclusive Distributorship Agreement by and among the Company, Marker USA and Marker Germany is rejected or otherwise terminated by any of the parties thereto, or such party materially breaches its obligations thereunder, and (iii) if at any time the borrowing base (as defined in the Revolving Credit Agreement) is less that 80% of the outstanding obligations under the Revolving Credit Agreement. In the event of a default under the Standstill Agreement, the First Security Bank can exercise its rights to demand payment of all amounts due under the Revolving Credit Agreement, foreclose on the Company's assets which are pledged as collateral under the agreement, or force the Company into an involuntary bankruptcy.

         On March 31, 1999, Marker Germany's DM 58.7 million (U.S. $32.3 million) line of credit with HypoVereinsbank, Deutsche Bank AG and BFG Bank expired (together, the "German Banks"). HypoVereinsbank and Deutsche Bank AG have agreed to extend the credit line through August 31, 1999 based on numerous conditions. Such conditions include, but are not limited to, (i) the consummation of the transactions contemplated by the Purchase Agreement, (ii) the Company and/or CT entering into acceptable pre-bankruptcy agreements with key creditors, and (iii) product purchase guarantees by CT. There can be no assurance that Marker Germany will be successful in meeting these conditions. In the event that Marker Germany is unable to meet these conditions, the German Banks could terminate the bank line immediately and force Marker Germany into an involuntary bankruptcy. HypoVereinsbank and Deutsche Bank AG could also obtain judgments against the Company and Marker USA for the outstanding obligations since each of Marker USA and the Company has individually guaranteed repayment of the outstanding obligations of Marker Germany to each of these banks.

         Although the Company is seeking to alleviate its current fiscal problems by, among other things, restructuring the Company's obligations, obtaining additional financing, consummating the Purchase Agreement with CT, and filing a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, there can be no assurance that the Company will be successful in such endeavors or that the Company will not be forced into an involuntary bankruptcy.

Item 6.  Exhibits and Reports on Form 8-K.

         a)       Exhibits:
                  ---------

                  27       Financial Data Schedule. *

         b)       Reports filed on Form 8-K:
                  --------------------------

                  Current Report on Form 8-K filed on July 2, 1999 reporting under Item 2 the execution of the Shareholders Agreement between CT Sports Holding AG, Marker International, Marker Canada, Ltd. and Lapointe Rosenstein, as escrow agent.

                  Current Report on Form 8-K filed on August 6, 1999 reporting under Item 2 the execution of the Purchase Agreement between Marker International and Marker International GmbH.

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

                                                            MARKER INTERNATIONAL
                                                            --------------------
                                                                  Registrant

Dated:  August 16, 1999                  /s/  Peter C. Weaver
                                         --------------------
                                         Peter C. Weaver
                                         President and Chief Executive Officer

Dated:  August 16, 1999                  /s/  Kevin Hardy
                                         ----------------
                                         Kevin Hardy
                                         Chief Financial Officer