Form 10-Q
period 1999-09-30
MARKER INTERNATIONAL
filed 1999-11-15
CIK 925172

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


    [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999
                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from             to
                                            ------------  ------------
                         Commission File Number: 0-24556


                              MARKER INTERNATIONAL
             (Exact name of registrant as specified in its charter)

                           Utah                            87-0372759
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization



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

                           Yes X               No
                              ---                ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class of Common Stock                 Outstanding at November 15, 1999
         ---------------------                 --------------------------------

              Common Stock, $0.01 par value               11,120,577



                              MARKER INTERNATIONAL

                                TABLE OF CONTENTS


                         Part I - Financial Information

         Item 1. Financial Statements                                                     Page
                                                                                          ----
                           Condensed Consolidated Balance Sheets
                                    As of September 30, 1999 and March 31, 1999            3

                           Condensed Consolidated Statements of Operations
                                    For the Three and Six Months Ended
                                    September 30, 1999 and 1998                            5

                           Condensed Consolidated Statements of Cash Flows
                                    For the Six Months Ended
                                    September 30, 1999 and 1998                            7

                           Notes to Condensed Consolidated Financial Statements            8


         Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                      23

         Item 3. Quantitative and Qualitative Disclosures About Market Risk               33

         Item 4. Submission of Matters to a Vote of Security Holders                      35


                           Part II - Other Information

         Item 1. Legal Proceedings                                                        36

         Item 3. Defaults Upon Senior Securities                                          36

         Item 6. Exhibits and Reports on Form 8-K                                         37

         Signatures                                                                       39

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      MARKER INTERNATIONAL AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)


                                     ASSETS

                                                        September 30,  March 31,
                                                            1999         1999
                                                            ----         ----
CURRENT ASSETS:
     Cash and cash equivalents                            $    826    $  5,547
     Accounts receivable, net of allowance for doubtful
        accounts of $1,461 and $1,721, respectively         27,876      22,392
     Inventories                                            21,302      18,752
     Prepaid and other current assets                          566         391
                                                          --------    --------
              Total current assets                          50,570      47,082
                                                          --------    --------

PROPERTY, PLANT AND EQUIPMENT:
     Land                                                      386         386
     Building and improvements                               4,578       4,645
     Machinery and equipment                                19,916      20,096
     Furniture, fixtures and office equipment                4,223       4,797
                                                          --------    --------
                                                            29,103      29,924
     Less accumulated depreciation and amortization        (19,735)    (18,725)
                                                          --------    --------
              Net property, plant and equipment              9,368      11,199
                                                          --------    --------
INTANGIBLE ASSETS, net of accumulated amortization            --           244
                                                          --------    --------
OTHER ASSETS                                                   512         448
                                                          --------    --------
                                                          $ 60,450    $ 58,973
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

                      MARKER INTERNATIONAL AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in Thousands)
                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                          September 30,   March 31,
                                                               1999         1999
                                                             --------    --------
LIABILITIES NOT SUBJECT TO COMPROMISE:
     CURRENT LIABILITIES:
         Notes payable to banks                              $ 59,873    $ 46,062
         Current maturities of long-term debt                   1,565       5,595
         Current maturities of Series A Bonds, issued to a
                related party                                    --        11,399
         Accounts payable                                       2,913       5,948
         Other current liabilities                              4,256      12,937
                                                             --------    --------
                  Total current liabilities                    68,607      81,941
                                                             --------    --------
LONG-TERM DEBT, net of current maturities                       3,459       3,821
                                                             --------    --------
LIABILITIES SUBJECT TO COMPROMISE:
     Accounts payable                                              12        --
     Accrued liabilities                                        6,508        --
     Long-term debt                                             1,506        --
     Series A Bonds, issued to a related party                 12,743        --
     Redeemable Series B Preferred Stock                        3,000        --
                                                             --------    --------
         Total liabilities subject to compromise               23,769        --
                                                             --------    --------
REDEEMABLE SERIES B PREFERRED STOCK                              --         3,000
                                                             --------    --------
SHAREHOLDERS' DEFICIT:
     Common stock                                                 111         111
     Additional paid-in capital                                36,736      36,311
     Accumulated deficit                                      (70,517)    (64,658)
     Accumulated other comprehensive loss                      (1,715)     (1,553)
                                                             --------    --------
              Total shareholders' deficit                     (35,385)    (29,789)
                                                             --------    --------
                                                             $ 60,450    $ 58,973
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


                      MARKER INTERNATIONAL AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)


                                                          For the Three Months   For the Six Months
                                                         Ended September 30,     Ended September 30,
                                                           1999          1998        1999       1998
                                                         --------    --------    --------    --------
NET SALES                                                $ 16,949    $ 24,035    $ 20,019    $ 26,596
COST OF SALES                                              11,075      15,830      13,254      17,408
                                                         --------    --------    --------    --------
GROSS PROFIT                                                5,874       8,205       6,765       9,188
                                                         --------    --------    --------    --------
OPERATING EXPENSES:
     Selling                                                2,046       3,024       3,744       5,409
     General and administrative                             2,066       3,753       4,292       6,189
     Research and development                                 441         650         881       1,258
     Warehousing and shipping                                 400         414         711         784
                                                         --------    --------    --------    --------
         Total operating expenses                           4,953       7,841       9,628      13,640
                                                         --------    --------    --------    --------
OPERATING INCOME (LOSS)                                       921         364      (2,863)     (4,452)
                                                         --------    --------    --------    --------
OTHER INCOME (EXPENSE):
     Interest expense                                      (1,106)     (1,743)     (2,066)     (3,226)
     Other, net                                            (1,477)      1,921      (1,525)      2,158
                                                         --------    --------    --------    --------
         Total other income (expense)                      (2,583)        178      (3,591)     (1,068)
                                                         --------    --------    --------    --------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES
   OPERATIONS BEFORE REORGANIZATION
   ITEMS AND INCOME TAXES                                  (1,662)        542      (6,454)     (5,520)
                                                         --------    --------    --------    --------
REORGANIZATION ITEMS:
     Professional fees                                       (807)       --          (879)       --
     Other general and administrative expenses                (34)       --           (35)       --
                                                         --------    --------    --------    --------
         Total reorganization items                          (841)       --          (914)       --
                                                         --------    --------    --------    --------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME
TAXES                                                      (2,503)        542      (7,368)     (5,520)

(PROVISION) BENEFIT FOR INCOME TAXES                           73        (329)         11        (329)
                                                         --------    --------    --------    --------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS                                               (2,430)        213      (7,357)     (5,849)

DISCONTINUED OPERATIONS:
     Loss from operations of discontinued
          snowboard business, net of income taxes             --       (1,191)       --        (1,484)

     Gain (loss) on disposal of snowboard business          1,553     (24,861)      1,634     (24,861)
                                                         --------    --------    --------    --------
GAIN (LOSS) FROM DISCONTINUED OPERATIONS
  OPERATIONS                                                1,553     (26,052)      1,634     (26,345)
                                                         --------    --------    --------    --------

NET LOSS                                                 $   (877)   $(25,839)   $ (5,723)   $(32,194)
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


                      MARKER INTERNATIONAL AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                              For the Three Months               For the Six Months
                                                                Ended September 30,              Ended September 30,
                                                              1999              1998             1999              1998
                                                            ---------         ---------        ---------         ------
INCOME (LOSS) PER COMMON SHARE  (Both Basic and Diluted):


     Income (loss) from continuing operations               $  (0.22)         $   0.02         $  (0.66)         $  (0.53)
                                                            --------          --------         --------          --------
     Loss from operations of discontinued   snowboard
              snowboard business                               --                (0.11)           --                (0.13)
     Income (loss) on disposal of snowboard business            0.14             (2.23)            0.15             (2.23)
                                                            --------          --------         --------          --------

     Income (loss) from discontinued operations                 0.14             (2.34)            0.15             (2.36)
                                                            --------          --------         --------          --------
     Net loss per share                                     $  (0.08)         $  (2.32)        $  (0.51)         $  (2.89)
                                                            ========          ========         ========          ========
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING (Both Basic and Diluted)                      11,140,577        11,130,577       11,140,577        11,130,577
                                                          ==========        ==========       ==========        ==========

      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.


                      MARKER INTERNATIONAL AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                         For the Six Months
                                                                         Ended September 30,
                                                                       --------------------
                                                                          1999        1998
                                                                       --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                          $ (5,723)   $(32,194)
     Adjustments to reconcile net loss to net cash
    used in operating activities
        Loss on sale of property, plant and equipment                        21         725
        Depreciation and amortization                                     2,176       2,097
        Loss from write-off of goodwill and intangibles                    --         8,487
        Change in assets and liabilities:
           Increase in accounts receivable, net                          (7,701)    (10,033)
           Increase in inventories                                       (3,850)     (6,559)
           (Increase) decrease in prepaid and other assets                 (228)      1,911
           (Decrease) increase in accounts payable                         (789)     11,794
           (Decrease) increase in other current liabilities              (1,898)      8,053
                                                                       --------    --------
NET CASH USED IN OPERATING ACTIVITIES                                   (17,992)    (15,719)
                                                                       --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                            (711)     (2,083)
     Proceeds from disposition of equipment                                 167        --
                                                                       --------    --------
NET CASH USED IN INVESTING ACTIVITIES                                      (544)     (2,083)
                                                                       --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings on notes payable to banks                            15,253      19,413
     Proceeds from issuance of preferred stock                             --         3,000
     Proceeds from issuance of long-term debt                               482         360
     Principal payments on long-term debt                                (3,234)     (1,473)
                                                                       --------    --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                12,501      21,300
                                                                       --------    --------
Effect of foreign exchange rate changes on cash and cash
    equivalents                                                           1,314      (3,270)
                                                                       --------    --------

Net (decrease) increase in cash and cash equivalents                     (4,721)        228
Cash and cash equivalents at beginning of period                          5,547       4,241
                                                                       --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $    826    $  4,469
                                                                       ========    ========
Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                          $  1,556    $  1,856
     Cash paid for reorganization professional fees                       1,064        --

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

         The Company's financial statements for the year ended March 31, 1999, and unaudited financial statements for the three and six months ended September 30, 1999, have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company incurred net losses of approximately $5.7 million for the six months ended September 30, 1999, and approximately $48.0 million for the year ended March 31, 1999. As of September 30, 1999, the Company had a shareholders' deficit of approximately $35.4 million. The Company was not in compliance with covenants of various debt and other obligations and has insufficient working capital to fund operations (See Note 2 for a discussion of obligations in default). These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

         Management's plans with respect to these matters include, among other things, restructuring the Company's obligations, obtaining additional financing and consummating the transactions contemplated by the Asset Purchase Agreement dated as of July 30, 1999, as amended, between the Company and Marker International GmbH, a Swiss GmbH currently wholly-owned by CT Sports Holding AG, a newly formed joint venture between Tecnica S.p.A. and H.D. Cleven, the principal shareholder of the Volkl Group. Management is actively pursuing these plans, as discussed below.

         The results of operations for the six months ended September 30, 1999, are not necessarily indicative of the results for the full fiscal year. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K, as filed with the SEC.

                      MARKER INTERNATIONAL AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                   (Unaudited)

Note 2.  Recent Events

         Bankruptcy Filing - As contemplated by the Purchase Agreement (as defined below), on August 19, 1999 (the "Filing Date"), Marker International (the "Company"), DNR North America, Inc. and DNR USA, Inc. (collectively with the Company, the "Debtors") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). See Note 8 ("Condensed Combined Financial Statements of the Debtors") to the Condensed Consolidated Financial Statements.

         The Debtors have been operating as debtors-in-possession, subject to the jurisdiction of the Bankruptcy Court since the Filing Date. The consolidated financial statements of the Company have been presented in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" and have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the normal course of business.

         In Chapter 11 cases, substantially all of the Debtors' liabilities as of the Filing Date are subject to resolution under a plan of reorganization which must be: (i) approved by the requisite majorities of the Debtors' creditors and shareholders whose claims or interests are impaired under the Plan and (ii) confirmed by the Bankruptcy Court. Schedules have been filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the Filing Date, as shown by the Debtors' accounting records.

         The Company's condensed consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business. The appropriateness of using the going concern basis is dependent upon, among other things, future operations and financing sources to meet obligations. As of September 30, 1999, the Company has not realized any gains or incurred any material charges related to the reorganization other than those items disclosed herein.

         Purchase Agreement with Marker International GmbH - On July 30, 1999, the Company entered into an asset purchase agreement (as amended by the Amendment to the Asset Purchase Agreement dated as of September 20, 1999, the "Purchase Agreement") with Marker International GmbH ("Newco"), providing for the sale by the Company of substantially all of its assets (including the equity securities of its subsidiaries) to Newco. In exchange, Newco will assume certain liabilities of the Company and the Company will receive a 15% equity interest in Newco. The remaining 85% equity interest in Newco will be held by CT Sports Holding AG ("CT").

         Pursuant to the terms of the Purchase Agreement, CT will contribute $15,000,000 (subject to reduction by $1,025,501 as a result of the consummation

                       MARKER INTERNATIONAL AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                   (Unaudited)

of the sale to CT of the 66.66% equity interest in Marker Canada, Ltd.) to Newco, in consideration for an 85% equity interest in Newco. Newco is a GmbH organized under the laws of Switzerland and is currently a wholly-owned subsidiary of CT. In connection with the Purchase Agreement, the Company and CT will enter into an operating agreement which, among other things, will provide that CT will be granted an option to purchase the Company's 15% equity interest in Newco at any time on or after the second anniversary of the consummation date of the Plan (as defined below) at the then fair market value, subject to reduction in an amount equal to the sum of: (x) all unreimbursed advances and litigation costs, if any, incurred by Newco under Sections 10.4(b)(i) and (ii) of the Purchase Agreement, together with accrued interest thereon, plus (y) $775,000.

     The Purchase Agreement provides for the consummation of the sale to be effected through a pre-negotiated Chapter 11 bankruptcy proceeding. In connection therewith, the Company reached agreements-in-principle regarding the restructuring of its debt and the treatment of such debt under a plan of reorganization with substantially all of its creditors that are impaired under the plan of reorganization. On the Filing Date, the Debtors filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court. On September 22, 1999, the Debtors filed the First Amended Joint Chapter 11 Plan of Reorganization (as amended by the Amendment to the First Amended Joint Chapter 11 Plan of Reorganization, dated as of October 25, 1999, the "Plan") and a related disclosure statement (the "Disclosure Statement"). By order dated September 22, 1999, the Bankruptcy Court approved the Disclosure Statement as containing adequate information. The Disclosure Statement and the Plan were subsequently distributed to the Debtors' creditors and shareholders for approval, which approval was subsequently obtained. On October 27, 1999, the Plan was confirmed by order of the Bankruptcy Court (the "Confirmation Order"). Descriptions of the Plan and the Disclosure Statement (including the transactions contemplated thereby) herein are qualified in their entirety by reference to the Plan and the Disclosure Statement, which are attached hereto as Exhibit 2.3 and Exhibit 2.5, respectively, and are herein incorporated by reference.

         There are numerous conditions to Newco's obligation to consummate the acquisition. Such conditions include, but are not limited to: (a) Newco entering into employment agreements with key members of the Company's management, (b) there not being any material adverse change in the business of the Company, (c) the issuance of consents or waivers by various third parties and (d) the confirmation of the Plan. Pursuant to the Confirmation Order, the Bankruptcy Court approved the Plan and the Purchase Agreement on October 27, 1999. There can be no assurance that the Company will be able to satisfy the remaining conditions precedent under the Purchase Agreement.

         The closing (the "Closing") of the sale is expected to be consummated by November 30, 1999. After the Closing, the Company will no longer be engaged in the conduct of business and will operate for the sole purpose of holding and subsequently liquidating its assets (including, without limitation, its equity interest in Newco). Pursuant to the terms of the operating agreement, the Company is required to dissolve and liquidate all of its assets no earlier than the third anniversary of the Closing, and no later than the fifth anniversary of the Closing.

                      MARKER INTERNATIONAL AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                   (Unaudited)

         Marker Germany and Marker Austria Stockholders' Deficits - As of September 30, 1999, Marker Deutschland GmbH ("Marker Germany") and Marker Austria GmbH ("Marker Austria"), each on a stand alone unconsolidated basis, had a net stockholders' deficit. Under the applicable foreign laws and regulations, in order to avoid involuntary bankruptcy proceedings, these entities require additional capital infusions. The Company and CT are in the process of attempting to meet the necessary conditions that are required to consummate the acquisition. If successful, the consummation of the sale will result in capital infusions which will increase the stockholders' equity of these entities. There can be no assurance that the Company will be able to meet all the necessary conditions or be successful in increasing stockholders' equity to a level sufficient to avoid such bankruptcy proceedings.

         German Banks Settlement - On April 15, 1999, the Company did not make a required principal and interest payment of DM 900,000 (U.S. $492,000) on the Third Restated Promissory Note between the Company and Hypo Vereinsbank (acting through its New York branch) dated April 15, 1998 (the "Term Loan"). On April 16, 1999, Hypo Vereinsbank notified the Company that nonpayment of principal and interest constituted a default under the terms of the Term Loan and that the entire balance of DM 6.4 million (U.S. $3.5 million) was immediately due and payable. As a result, Hypo Vereinsbank applied the proceeds of a time deposit that was held as security by the bank in the amount of U.S. $2.0 million against the outstanding balance due on the Term Loan.

         In addition, on March 31, 1999, Marker Germany's DM 58.7 million (U.S. $32.1 million) line of credit with Hypo Vereinsbank, Deutsche Bank AG ("Deutsche Bank") and BFG Bank expired. Marker Germany's obligations to Hypo Vereinsbank and Deutsche Bank are guaranteed by the Company. In addition, the Company granted to the German Banks a second lien on its intangible assets. As a result, the Company and Marker Germany commenced negotiations with Hypo Vereinsbank to restructure the debt owed to Hypo Vereinsbank, culminating in a Settlement Agreement dated as of August 18, 1999, between Hypo Vereinsbank, the Company and CT (the "Hypo Vereinsbank Settlement Agreement").

         Pursuant to the Plan and the Hypo Vereinsbank Settlement Agreement, Hypo Vereinsbank will forgive in full upon Closing, the outstanding indebtedness of the Company of DM 2,755,000 (U.S. $1,506,000) (plus interest accrued from April 19, 1999 to August 13, 1999) as of August 13, 1999, under the Term Loan, in full satisfaction of the Company's outstanding obligation to Hypo Vereinsbank (New York).

         Pursuant to the terms and conditions of the Hypo Vereinsbank Settlement Agreement, Hypo Vereinsbank agrees to sell to Newco, effective as of the Closing Date, DM 22,455,000 (U.S. $12,274,000) of the outstanding debt balance of DM 40,761,000 (U.S. $22,280,000) (as of August 13, 1999) under the Loan Agreement between Hypo Vereinsbank and Marker Germany dated October 13, 1998, as amended, for a consideration of DM 1, which effectively reduces the amount of debt that Marker Germany owes to Hypo Vereinsbank by DM 22,455,000 (U.S. $12,274,000) to an outstanding balance of DM 18,306,000 (U.S. $10,006,000) (as of August 13,
1999), which balance will be included in the New Financing Facility (defined below).

                      MARKER INTERNATIONAL AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                   (Unaudited)

         In addition, Marker Germany is a party to six (6) loan agreements entered into with Hypo Vereinsbank from 1995 to 1997 (collectively, the "Medium Term Loan"). Pursuant to the Hypo Vereinsbank Settlement Agreement, Hypo Vereinsbank agreed that the Medium Term Loan in the amount of DM 4,648,000 (U.S. $2,541,000) will be included in the New Financing Facility. Finally, subject to the conditions set forth in the Hypo Vereinsbank Settlement Agreement, the Company's and Marker USA's guarantees of Marker Germany's obligations to Hypo Vereinsbank under the Loan Agreement and Medium Term Loan, pursuant to guarantees issued by each of the Company and Marker USA on August 1, 1990, in the amount of DM 80,000,000 (U.S. $43,728,000), will be canceled, released and terminated and of no further effect.

         Pursuant to the Hypo Vereinsbank Settlement Agreement, Hypo Vereinsbank agreed to make available to Marker Germany, effective as of October 27, 1999, a new line of credit (the "New Financing Facility") to be used for financing Marker Germany's 1999-2000 fiscal year, in an amount up to DM 58,480,000 (U.S. $31,965,000) (the "Hypo New Commitment"). The Hypo New Commitment has already been made available to Marker Germany since April 1, 1999, to be replaced by the New Financing Facility. The New Financing Facility will be secured by a first-priority security interest in: (i) all existing and future accounts receivable of Marker Germany, (ii) all existing and future inventory of Marker Germany and (iii) all existing and future trademarks, patents and licenses of Newco relating in any way to the production or sale of ski bindings and their components. Newco will become a contract party to, and liable for, the New Financing Facility.

         Marker Germany is indebted to Deutsche Bank pursuant to: (i) a Loan Agreement between Deutsche Bank and Marker Germany dated November 5/9, 1998, as amended on December 30, 1998, January 12, 1999, February 23, 1999 and August 18, 1999 (the "DBAG Cash Credit") and (ii) Loan Agreements between Deutsche Bank and Marker Germany dated November 18/22, 1996 and September 9/16, 1997 (the "DBAG Medium Term Loan"). Marker Germany's obligations under the DBAG Cash Credit and the DBAG Medium Term Loan are guaranteed by each of the Company and Marker USA, pursuant to guarantees issued by each of the Company and Marker USA on April 30, 1998, in the amount of DM 40,000,000 (U.S. $21,864,000).

         Pursuant to the terms and conditions of the DBAG Settlement Agreement, Deutsche Bank agrees to sell to Newco, effective as of the Closing Date, DM 5,690,000 (U.S. $3,110,000) of the outstanding debt balance of DM 10,798,000 (U.S. $5,900,000) (as of August 13, 1999) under the DBAG Cash Credit for a consideration of DM 1, which effectively reduces the amount of debt that Marker Germany owes to Deutsche Bank by DM 5,690,000 (U.S. $3,110,000) to an outstanding balance of DM 5,108,000 (U.S. $2,790,000) (as of August 13, 1999), which balance will be included in the New Commitment (as defined below).

         In addition, pursuant to an Agreement dated as of August 18, 1999 (the "DBAG Settlement Agreement"), by and among Deutsche Bank, Marker and CT, the parties have agreed, among other things, to the terms of a restructuring of the obligations owed to Deutsche Bank. Pursuant to the DBAG Settlement Agreement, Deutsche Bank agreed, among other things, that the DBAG Medium Term Loan in the

                      MARKER INTERNATIONAL AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                   (Unaudited)

amount of DM 1,142,000 (U.S. $624,000) will be included in the New Commitment. Finally, subject to the fulfillment of the conditions set forth in the DBAG Settlement Agreement, the Company's and Marker USA's guarantees of Marker Germany's obligations to Deutsche Bank will be canceled, released and terminated and of no further effect.

         Deutsche Bank has also agreed to make available a new line of credit to Marker Germany for the 1999-2000 fiscal year as part of a new financing facility in an amount of up to DM 17,934,000 (U.S. $9,803,000), (the "New Commitment"). The New Commitment has already been made available to Marker Germany since April 1, 1999. Newco will be party to and will be liable for the obligations under this new financing facility, which will be secured by all accounts receivable and inventory of Marker Germany and all intangibles of Newco.

         Series A Bonds Settlement - The Company did not make the required interest payments of $125,000 due in October 1998 and $125,000 due in April 1999 on the Series A Bonds. As a result, the bondholder had the right to declare the Series A Bonds in default and accelerate the entire outstanding balance of $12.0 million, plus accrued interest thereon. On March 26, 1999, CT entered into a restructuring agreement, as amended, with the bondholder, which is contingent upon numerous conditions. Under the agreement, the Series A Bonds will be reduced to an aggregate principal amount of $5,750,000 and payable in four equal annual installments of $750,000, with $2,750,000 payable after 5 years. The agreement requires interest payments at 2% per annum during the first four years, and thereafter at a variable rate not exceeding the prime rate on commercial loans in Japan plus 0.5%. The agreement also requires that any amounts paid by Eiichi Isomura pursuant to his personal guarantees on the debt obligations of Marker Japan Co. Ltd. ("Marker Japan") shall be repaid commencing on October 27, 2005. The agreement prohibits the bondholder from taking any enforcement action against the Company and/or its subsidiaries or exercising any other rights or remedies that the bondholder may have under the documentation relating to the Series A Bonds or applicable law. However, if the conditions of the agreement are not met, there can be no assurance that the bondholder will not declare the Series A Bonds in default and accelerate the outstanding balance.

         M&T Bank and KeyBank Settlements - The Company notified Manufacturers and Traders Trust Company ("M&T Bank") and KeyBank National Association ("KeyBank"), banks with which the Company had certain foreign exchange arrangements, in May 1999 and June 1999, respectively, that the Company would be unable to utilize its foreign exchange contracts as originally intended. As a result, on May 25, 1999, M&T Bank terminated the foreign exchange netting agreement (the "Netting Agreement") with the Company dated May 1, 1997. Pursuant to its rights under the Netting Agreement, M&T Bank canceled and closed out all of its outstanding foreign exchange contracts with the Company for a loss of $3.7 million as of May 21, 1999, and demanded immediate payment of such amount. On July 26, 1999, the Company entered into a letter agreement with M&T Bank, Newco and CT, whereby M&T Bank agreed, subject to certain conditions (including, but not limited to, consummation of the transactions contemplated by the Purchase Agreement by November 30, 1999), to reduce its claim to $1,838,000, payable in installments through 2004. The Company entered into a Supplemental Agreement with M&T Bank, Newco and CT on August 11, 1999 (the "Supplemental

                      MARKER INTERNATIONAL AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                   (Unaudited)

Agreement") whereby M&T agreed, subject to numerous conditions, not to take any enforcement action against the Company and/or its subsidiaries or exercise any rights or remedies under the Netting Agreement or any other documentation relating thereto.

         On August 13, 1999, KeyBank terminated the KeyBank Foreign Exchange Contracts. KeyBank asserted that the Company owed KeyBank $1,279,626 (the "KeyBank FX Debt") in realized losses under the terminated KeyBank Foreign Exchange Contracts. Pursuant to the Agreement of Understanding dated as of August 17, 1999 (the "KeyBank Settlement Agreement"), entered into by and among KeyBank, the Company, Marker Germany, Marker Japan and Newco, the parties reached an agreement which resolved the treatment of KeyBank's claims under the Plan, as more particularly described therein and in the Disclosure Statement. Pursuant to the KeyBank Settlement Agreement and the Plan, KeyBank agreed, subject to certain conditions (including, but not limited to, consummation of the transactions contemplated by the Purchase Agreement by November 30, 1999), to reduce its claim to $638,534, payable in installments through 2004. In the event that the terms of the restructuring agreement are not met, KeyBank can proceed to obtain a judgment against the Company.

         First Security Bank Settlement - As of June 30, 1999, the Company was not in compliance with several loan covenants under the terms and conditions of the revolving credit agreement dated October 30, 1998, as amended, among the Company, its U.S. subsidiaries and First Security Bank (the "Revolving Credit Agreement"). On July 30, 1999, the Company, its U.S. subsidiaries, Marker Germany, Newco and First Security Bank entered into a Standstill Agreement (the "Standstill Agreement"). Under the Standstill Agreement, First Security Bank agreed to refrain from exercising any of its rights or remedies under the Revolving Credit Agreement and other related loan documentation or under applicable law including, without limitation, the right to exercise any right of setoff, institute any suit or foreclose on their collateral until the earlier of: (i) November 30, 1999 or (ii) the date upon which any default under the Standstill Agreement occurs. Events which could occur and constitute defaults under the Standstill Agreement include, but are not limited to, the following:
(i) the Exclusive Distributorship Agreement by and among the Company, Marker USA and Marker Germany being rejected or otherwise terminated by any of the parties thereto, or a party materially breaching its obligations thereunder, (ii) the Closing not occurring by November 30, 1999, and (iii) the Borrowing Base (as defined in the Revolving Credit Agreement) being less than 80% of the outstanding obligations under the Revolving Credit Agreement at any time. In the event of a default under the Standstill Agreement, First Security Bank may exercise its rights to demand payment of all amounts due under the Revolving Credit Agreement, foreclose on the Company's assets, which are pledged as collateral under the agreement, or force the Company into an involuntary bankruptcy. Pursuant to the Plan, First Security Bank's claims will be paid in full, in cash, upon the Closing.

         Zions First National Bank Settlement - On January 14, 1999, the Company, in coordination with Zions First National Bank ("Zions"), disposed of its leased snowboard equipment through an auction. The net proceeds of the auction were paid to Zions. The remaining balance of $1.8 million owed to Zions

                      MARKER INTERNATIONAL AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                   (Unaudited)

was to be paid according to the original terms of the lease. On March 17, 1999, the Company signed an agreement with Zions, whereby the Company would make a lump sum payment of $170,392 on or before July 1, 1999, as full settlement of the remaining lease obligation of $1,703,916. On June 30, 1999, the Company signed a revised agreement with Zions, whereby the Company paid $30,000 on June 30, 1999, and was required to pay the remaining $140,392 on or before October 1, 1999. On August 19, 1999, the Company paid the remaining $140,392 as full settlement of the restructured lease obligation. The resulting gain of $1,533,524 has been recorded as gain on disposal of snowboard business.

         Henry E. Tauber Settlement - Henry E. Tauber ("Tauber"), former president and chief executive officer of the Company and a member of the Company's board of directors, is the record and beneficial owner of 1,000,000 shares of the Company's Series B Preferred Stock (the "Preferred Stock Interests") which were acquired for $3.00 each in cash, for a total investment of $3,000,000. Tauber and Newco entered into an Agreement of Understanding dated as of July 13, 1999 (the "Tauber Agreement"), regarding the treatment of Tauber's Preferred Stock Interests under the Plan. Pursuant to the Tauber Agreement, Tauber, or the then existing holder of the Preferred Stock Interests, is given an Allowed Claim (as defined in the Plan) in the principal amount of $1,500,000 on account of the Preferred Stock Interests (the "Tauber Claim"). Pursuant to the Plan, in full satisfaction and release of the Tauber Claim, on the Effective Date, Newco will assume the Tauber Claim and will pay, when due, the Tauber Payment Obligations, as more particularly described in the Plan and Disclosure Statement.

         Wells Fargo Revolving Credit Line - On October 21, 1999, Marker USA received a commitment letter from Wells Fargo Business Credit, Inc. ("WFBCI") for a $15,000,000 secured revolving line of credit maturing on March 31, 2001. The proposed line of credit is subject to numerous conditions before closing, including but not limited to: (i) evidence that WFBCI has a perfected lien on all collateral (including all accounts receivable, inventory, chattel paper, machinery and equipment, general intangibles and other assets), (ii) extension of the Exclusive Distributorship Agreement between Marker USA and Marker Germany through the term of the credit facility, and assignment of Marker USA's rights under such agreement, (iii) the closing of the Purchase Agreement, and (iv) no adverse change in the financial condition of Marker USA. Proceeds from the proposed line would be used to pay First Security Bank and for working capital for Marker USA.

         Equity Lock-up Agreement - On or about July 30, 1999, CT, Tauber (the holder of the Preferred Stock Interests) and holders of approximately 51% of the Common Stock Interests in the Company, entered into the Shareholders' Agreement of Understanding (the "Equity Agreement"). Pursuant to the Equity Agreement, each stockholder agreed, among other things, to support approval of the Plan and the Purchase Agreement and not to sell, encumber, assign or otherwise dispose of its Equity Interest in the Company during the term of the Equity Agreement.

         Although the Company is seeking to alleviate its current fiscal problems by, among other things, restructuring the Company's obligations

                      MARKER INTERNATIONAL AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                   (Unaudited)

pursuant to the Plan, obtaining additional financing and consummating the transactions contemplated by the Purchase Agreement, there can be no assurance that the Company will be successful in its endeavors.

         Discontinued Operations - The Company has substantially completed the process of exiting the snowboard business through dissolution and sale of its snowboard subsidiaries and related assets. The components of net assets of discontinued operations included in the condensed consolidated balance sheets at September 30, 1999, and at March 31, 1999, were as follows:

                                                   September 30,   March 31,
                                                      1999           1999
                                                      -------    -------
                                                         (In Thousands)
         Accounts receivable, net                     $    88    $   171
         Inventories                                        8       --
         Prepaid and other current assets                --            9
         Accounts payable                                  (8)        (8)
         Other current liabilities                        (32)    (2,032)
                                                      -------    -------
                  Net current assets                  $    56    $(1,860)
                                                      =======    =======

         As of September 30, 1999, the assets of the discontinued operations exceeded the liabilities by approximately $56,000. The net losses of these operations prior to September 10, 1998, are included in the condensed consolidated statements of operations under "loss from operations of discontinued snowboard business." Revenues from the discontinued operations were approximately $2,187,000 for the three months ended September 30, 1998, and approximately $2,637,000 for the six months ended September 30, 1998.

                      MARKER INTERNATIONAL AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                   (Unaudited)

Note 3.  Cash and Cash Equivalents

         Cash and cash equivalents include investments in certificates of deposit with original maturities of less than 30 days and restricted cash.

Note 4.  Inventories

         Inventories include direct materials, direct labor and manufacturing overhead costs and are recorded at the lower of cost (using the first-in, first-out method) or market. The major classes of inventories are as follows:

                             September 30, 1999            March 31, 1999
                            --------------------           --------------
                                           (In Thousands)
         Raw materials      $   203                           $   542
         Work in process      2,518                             1,821
         Finished goods      18,581                            16,389
                            -------                           -------
                            $21,302                           $18,752
                            =======                           =======


Note 5.  Earnings per Share

         For the six months ended September 30, 1999, options and warrants to purchase 1,531,800 shares of common stock were not included in the computation of diluted net loss per common share because the exercise prices of such options and warrants were greater than the average market price of common shares or because the Company incurred a net loss. Pursuant to the Confirmation Order, all outstanding options were cancelled on October 27, 1999.

                      MARKER INTERNATIONAL AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                   (Unaudited)

Note 6.  Comprehensive Loss

         As of April 1, 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income." The following table displays components of the Company's comprehensive loss for the three and six month periods ended September 30, 1999 and 1998, respectively:
                                                         Three Months Ended        Six Months Ended
                                                               September 30,         September 30,
                                                           (In thousands)           (In thousands)
                                                             1999        1998         1999      1998
                                                          --------    --------    --------    --------
Net Loss                                                  $   (877)   $(25,839)   $ (5,723)   $(32,194)
Other Comprehensive Loss Items:
   Foreign Currency Translation Adjustments                   (257)        924        (162)      1,104
                                                          --------    --------    --------    --------
Comprehensive Loss                                        $ (1,134)   $(24,915)   $ (5,885)   $(31,090)
                                                          ========    ========    ========    ========

Note 7.  Derivative Instruments and Hedging Activities

         Derivative financial instruments held by the Company are generally used to manage well-defined foreign exchange and interest rate risks, which occur in the normal course of business. From time to time, the Company has entered into derivatives that require speculative accounting treatment.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes new accounting and reporting standards for companies to report information about derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. This statement is effective for financial statements issued for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not determined if it will adopt SFAS 133 prior to its effective date. The Company has not determined if this pronouncement will have a material impact on the Company's results of operations, financial position or liquidity.

         Foreign Exchange Contracts - The Company enters into foreign exchange contracts to reduce the potential impact of unfavorable fluctuations in foreign exchange rates. Contracts that are intended to hedge firm commitments are deferred and recognized as part of the cost of the underlying transaction being hedged. Gains and losses on foreign exchange contracts that do not qualify as hedges are reported currently in income. During fiscal year 1999, given the financial position of the Company, the Company determined that all gains and

                      MARKER INTERNATIONAL AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                   (Unaudited)

losses on foreign exchange contracts should be reported in income. Due to the Company's financial position, the Company determined that it would be unable to utilize certain foreign exchange contracts as originally intended. The Company notified M&T Bank and KeyBank, banks with which the Company had certain foreign exchange arrangements, in May 1999 and June 1999, respectively, that the Company would be unable to utilize its foreign exchange contracts as originally intended. See Note 2 ("M&T Bank and KeyBank Settlements") to the Condensed Consolidated Financial Statements, which describes the M&T Bank and KeyBank Settlements. As of September 30, 1999, the Company held foreign currency option contracts to purchase DM 7,480,000 for U.S. $4,000,000. These option contracts expire at varying dates through January 24, 2000. The Company's numerous intercompany receivables and payables and commitments denominated in foreign currencies exceed the amounts covered by the option contracts referenced above and create exposure to fluctuations in foreign currency rates. As of September 30, 1999, these receivables and payables remain substantially unhedged.

                      MARKER INTERNATIONAL AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                   (Unaudited)

Note 8. Condensed Combined Financial Statements of the Debtors

         As described in Note 2, on the Filing Date, the Debtors filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. The Company's other wholly-owned subsidiaries did not file for bankruptcy protection. Condensed combined financial statements for the Debtors as of and for the six months ended September 30, 1999, are presented below:

Condensed Combined Balance Sheet

                                      As of
                               September 30, 1999
                                                   ------------------
Cash and Cash Equivalents                              $    282
Accounts Receivable, Net                                    147
Accounts Receivable - Intercompany                        5,263
Inventories                                                  11
Prepaid And Other Current Assets                             46
                                                       --------
         Total Current Assets                             5,749
                                                       --------
Non-Current Assets                                        2,693
                                                       --------
                                                       $  8,442
                                                       ========

Advances From Banks                                    $  1,500
Accounts Payable - Intercompany                           1,151
Accrued Expenses                                            348
Other Current Liabilities                                   457
                                                       --------
         Total Current Liabilities                        3,456
                                                       --------
Long-Term Debt                                            1,338
Advances From Affiliated Companies                        2,199
Liabilities Subject To Compromise                        23,769
                                                       --------
         Total Liabilities                               30,762
                                                       --------
Cumulative Losses In Excess Of Investment In
        Subsidiary Companies                             12,976
                                                       --------
Shareholders' Deficit                                   (35,296)
                                                       --------
                                                       $  8,442
                                                       ========

                      MARKER INTERNATIONAL AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                   (Unaudited)

Condensed Combined Statement of Operations
------------------------------------------
                                                                                   Six Months Ended
                                                                                  September 30, 1999
              Operating Expenses:
              General And Administrative                                             $         1,780
                                                                                     ---------------
                       Total Operating Expenses                                                1,780
                                                                                     ---------------
              Operating Expense                                                               (1,780)
                                                                                     ---------------
              Other Income/(Expense), Net:
                   Realized and unrealized foreign exchange losses                            (2,452)
                   Equity in the losses of subsidiaries                                       (1,945)
                   Interest income (expense), net                                               (623)
                   Intercompany interest expense                                                 (78)
                   Intercompany license and management fees                                      373
                   Licensing income                                                               60
                   All other income (expense), net                                              (865)
                                                                                     ---------------
                       Total other income (expense), net                                      (5,530)
                                                                                     ---------------
              Loss From Continuing Operations                                                 (7,310)
              Gain From Discontinued Operations                                                1,623
                                                                                     ---------------
              Net Loss                                                               $        (5,687)
                                                                                     ===============

Note 9.  Segment Reporting

         The Company's reportable operating segments are strategic business units that offer different products and services. The Company's reportable operating segments as of September 30, 1999, are consistent with the Company's reportable operating segments as of March 31, 1999, as described in the Company's Annual Report on Form 10-K for the year ended March 31, 1999. Intersegment sales, eliminated in consolidation, are not material. The information for fiscal year 1999 has been restated from the prior year's segment presentation in order to conform to the fiscal year 2000 presentation. Summarized financial information concerning the Company's reportable operating segments is shown in the following table. The information in the following table is derived directly from the operating segments' internal financial information used for corporate management purposes.

         While the major portion of the Company's revenues from operations was derived from the ski bindings and other hard goods segment, the Company also derived substantial revenue from its clothing and other soft goods segment. Effective April 1, 1999, the right to manufacture and sell the Company's

                      MARKER INTERNATIONAL AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                   (Unaudited)

clothing and other soft goods was licensed to Ski & Sports Recreation Company, LLC ("SSRC") in return for royalty payments equal to a percentage of net sales, ranging from 3% to 5%. In connection with the license agreement, SSRC purchased certain assets of Marker Ltd. for $859,000, of which $450,000 was paid at closing, $204,500 was paid on August 2, 1999, and $204,500 was paid on November 5, 1999. With respect to certain Olympic inventory, SSRC agreed to pay 60% to 75% of the net sales price to the Company as the sales price is received. Substantially all of the Company's ski bindings are manufactured by Marker Germany, which also distributes bindings in Germany and sells to subsidiaries of the Company, and to independent distributors in countries where the Company does not have a distribution subsidiary. No single customer accounted for more than 10% of the Company's sales for these periods.

         Information concerning continuing operations by reportable operating segments for each of the six month periods ended September 30, 1999 and 1998, and as of September 30, 1999 and March 31, 1999, is as follows:

                                          Six Months Ended September 30,
                                          ------------------------------
                                                 1999          1998
                                                --------    --------

                                 (In Thousands)
Revenues from Unrelated Entities:
   Ski Bindings and Other Hard Goods            $ 18,285    $ 22,264
   Clothing and Other Soft Goods                   1,734       4,332
                                                --------    --------
                                                $ 20,019    $ 26,596
                                                ========    ========
Operating (Loss) Income:
   Ski Bindings and Other Hard Goods            $ (2,445)   $ (1,740)
   Clothing and Other Soft Goods                       9        (793)
   Unallocated Corporate                            (427)     (1,919)
                                                --------    --------
                                                $ (2,863)   $ (4,452)
                                                ========    ========

                                      As Of
                                         ----------------------------------
                                         September 30, 1999  March 31, 1999
                                         ------------------  --------------
                                 (In Thousands)
Total Assets:
   Ski Bindings and Other Hard Goods            $ 55,853    $ 49,133
   Clothing and Other Soft Goods                   1,419       2,630
   Unallocated Corporate                           3,082       7,030
   Discontinued Operations                            96         180
                                                --------    --------
                                                $ 60,450      58,973
                                                ========    ========

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

General

         The Company incurred net losses of $5.7 million for the six months ended September 30, 1999, and $48.0 million for the year ended March 31, 1999. As of September 30, 1999, the Company had a shareholders' deficit of $35.4 million (see Note 1 ("Interim Financial Statements") to the Condensed Consolidated Financial Statements). The Company currently has inadequate working capital to fund operations and service repayment of debt. The Company is not in compliance with certain financial covenants and is in default under its obligations to certain creditors (see "Liquidity and Capital Resources"). Accordingly, there is substantial doubt that the Company will be able to continue as a going concern. Although the Company is seeking to alleviate its current fiscal problems by, among other things, restructuring the Company's obligations pursuant to the Plan, obtaining additional financing, and consummating the transactions contemplated by the Purchase Agreement, there can be no assurance that the Company will be successful in such endeavors.

         The Company is a leading designer, developer, manufacturer and marketer of alpine ski bindings in North America, Europe and Asia. The Company is a holding company which operates through its subsidiaries, Marker Germany, Marker USA, Marker Japan and Marker Austria. Substantially all of the Company's ski bindings are manufactured by Marker Germany, which distributes bindings in
Germany, and sells to subsidiaries of the Company and to independent distributors in countries where the Company does not have a distribution subsidiary. Each of Marker USA and Marker Japan has an independent sales force and marketing department for sales and marketing of bindings and related parts directly to retailers in the United States and to both retailers and wholesalers in Japan, respectively.

         Purchase Agreement with Marker International GmbH - On July 30, 1999, the Company entered into an asset purchase agreement (as amended by the Amendment to the Asset Purchase Agreement dated as of September 20, 1999, the "Purchase Agreement") with Marker International GmbH ("Newco"), providing for the sale by the Company of substantially all of its assets (including the equity securities of its subsidiaries) to Newco. In exchange, Newco will assume certain liabilities of the Company and the Company will receive a 15% equity interest in Newco. The remaining 85% equity interest in Newco will be held by CT.

         Pursuant to the terms of the Purchase Agreement, CT will contribute $15,000,000 (subject to reduction by $1,025,501 as a result of the consummation of the sale to CT of the 66.66% equity interest in Marker Canada, Ltd.) to Newco, in consideration for an 85% equity interest in Newco. Newco is a GmbH

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS - (continued)


organized under the laws of Switzerland and is currently a wholly-owned subsidiary of CT. In connection with the Purchase Agreement, the Company and CT will enter into an operating agreement which, among other things, will provide that CT will be granted an option (the "Option") to purchase the Company's 15% equity interest in Newco at any time on or after the second anniversary of the consummation date of the Plan (as defined below) at the then fair market value, subject to reduction in an amount equal to the sum of: (x) all unreimbursed advances and litigation costs, if any, incurred by Newco under Sections 10.4(b)(i) and (ii) of the Purchase Agreement, together with accrued interest thereon, plus (y) $775,000.

         The Purchase Agreement provides for the consummation of the sale to be effected through a pre-negotiated Chapter 11 bankruptcy proceeding. In connection therewith, the Company reached agreements-in-principle regarding the restructuring of its debt and the treatment of such debt under a plan of reorganization with substantially all of its creditors that are impaired under the plan of reorganization. On the Filing Date, the Debtors filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court. On September 22, 1999, the Debtors filed the First Amended Joint Chapter 11 Plan of Reorganization (as amended by the Amendment to the First Amended Joint Chapter 11 Plan of Reorganization, dated as of October 25, 1999, the "Plan") and a related disclosure statement (the "Disclosure Statement"). By order dated September 22, 1999, the Bankruptcy Court approved the Disclosure Statement as containing adequate information. The Disclosure Statement and the Plan were subsequently distributed to the Debtors' creditors and shareholders for approval, which approval was subsequently obtained. On October 27, 1999, the Plan was confirmed by order of the Bankruptcy Court (the "Confirmation Order"). Descriptions of the Plan and the Disclosure Statement (including the transactions contemplated thereby) herein are qualified in their entirety by reference to the Plan and the Disclosure Statement, which are attached hereto as Exhibit 2.3 and Exhibit 2.5, respectively and are herein incorporated by reference.

         There are numerous conditions to Newco's obligation to consummate the acquisition. Such conditions include, but are not limited to: (a) Newco entering into employment agreements with key members of the Company's management, (b) there not being any material adverse change in the business of the Company, (c) the issuance of consents or waivers by various third parties and (d) the confirmation of the Plan. Pursuant to the Confirmation Order, the Bankruptcy Court approved the Plan and the Purchase Agreement on October 27, 1999. There can be no assurance that the Company will be able to satisfy the remaining conditions precedent under the Purchase Agreement.

         The closing (the "Closing") of the sale is expected to be consummated by November 30, 1999. After the Closing, the Company will no longer be engaged in the conduct of business and will operate for the sole purpose of holding and subsequently liquidating its assets (including, without limitation, its equity interest in Newco). Pursuant to the terms of the operating agreement, the Company is required to dissolve and liquidate all of its assets no earlier than the third anniversary of the Closing, and no later than the fifth anniversary of the Closing.

         Marker Germany and Marker Austria Stockholders' Deficits - As of September 30, 1999, Marker Deutschland GmbH ("Marker Germany") and Marker Austria GmbH ("Marker Austria"), each on a stand alone unconsolidated basis, had a net stockholders' deficit. Under the applicable foreign laws and regulations,

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS-(continued)


in order to avoid involuntary bankruptcy proceedings, these entities require additional capital infusions. The Company and CT are in the process of attempting to meet the necessary conditions that are required to consummate the acquisition. If successful, the consummation of the sale will result in capital infusions which will increase the stockholders' equity of these entities. There can be no assurance that the Company will be able to meet all the necessary conditions or be successful in increasing stockholders' equity to a level sufficient to avoid such bankruptcy proceedings.

Results of Operations

Comparison  of the three months ended  September  30, 1999 with the three months
--------------------------------------------------------------------------------
ended September 30, 1998 (continuing operations)
------------------------------------------------

         Net sales for the three months ended September 30, 1999 decreased to $16.9 million, compared to $24.0 million for the corresponding three months of the prior fiscal year. The decrease in sales is primarily due to: (i) the licensing of soft good sales to SSRC, the licensee of Marker clothing and other soft goods, and (ii) the sale of 66.66% of Marker Canada to CT on June 18, 1999. Marker Ltd., the soft goods subsidiary, had net sales of $4.1 million for the three months ended September 30, 1998, compared to net sales of $0.0 million for the three months ended September 30, 1999. Marker Canada had net sales of $3.0 million for the three months ended September 30, 1998, compared to net sales of $0.0 for the three months ended September 30, 1999, since the Company no longer consolidates sales of Marker Canada.

         Gross profit for the three months ended September 30, 1999 was $5.9 million, or 34.7% of net sales, compared to $8.2 million, or 34.1% of net sales, for the corresponding period of the prior fiscal year. The decrease in gross profit is due to the decrease in sales, as explained above.

         Operating expenses for the three months ended September 30, 1999 decreased to $5.0 million, compared to $7.8 million for the same period of the prior fiscal year. The decrease in operating expenses is primarily due to: (i) the licensing of soft good sales to SSRC, the licensee of Marker clothing and other soft goods, (ii) the sale of 66.66% of Marker Canada to CT on June 18, 1999 and (iii) cost reductions. Marker Ltd. had operating expenses of $744,000 for the three months ended September 30, 1998, compared to operating expenses of $9,000 for the three months ended September 30, 1999. Marker Canada had operating expenses of $683,000 for the three months ended September 30, 1998, compared to operating expenses of $0.0 for the three months ended September 30, 1999, since the Company no longer consolidates expenses of Marker Canada.

         Interest expense for the three months ended September 30, 1999 decreased to $1.1 million, compared to $1.7 million for the corresponding period of the prior fiscal year. This decrease was attributable to lower borrowing requirements due to the liquidation of snowboard related assets, lower inventory levels and lower accounts receivables levels compared to the same period of the prior fiscal year.

         Other income (loss) for the three months ended September 30, 1999 decreased to $(1.5) million, compared to $1.9 million for the corresponding

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS-(continued)

period of the prior fiscal year. The decrease in other income (loss) is primarily due to realized and unrealized foreign exchange gains of $3.2 million for the three months ended September 30, 1998, compared to realized and unrealized foreign exchange losses of $1.5 million for the three months ended September 30, 1999.


Comparison of the six  months ended September 30, 1999 with the six months ended
--------------------------------------------------------------------------------
September 30, 1998  (continuing operations)
-------------------------------------------

         Net sales for the six months ended September 30, 1999 decreased to $20.0 million, compared to $26.6 million for the corresponding six months of the prior fiscal year. The decrease in sales is primarily due to: (i) the licensing of soft good sales to SSRC, the licensee of Marker clothing and other soft goods, and (ii) the sale of 66.66% of Marker Canada to CT on June 18, 1999. Marker Ltd. had net sales of $4.7 million for the six months ended September 30, 1998, compared to net sales of $0.8 million for the six months ended September 30, 1999, which consisted of a bulk sale of clothing and other soft goods inventory to SSRC. Marker Canada had net sales of $3.5 million for the six months ended September 30, 1998, compared to net sales of $0.8 for the period ended June 18, 1999, at which time the Company no longer consolidated sales of Marker Canada.

         Gross profit for the six months ended September 30, 1999 was $6.8 million, or 33.8% of net sales, compared to $9.2 million, or 34.5% of net sales, for the corresponding period of the prior fiscal year. The decrease in gross profit is due to the decrease in sales, as explained above. The decrease in the gross profit percentage is primarily due to the bulk sale of clothing and other soft goods inventory to SSRC for approximately book value. The clothing and other soft goods inventory had been written down to the bulk sales price as of March 31, 1999.

         Operating expenses for the six months ended September 30, 1999 decreased to $9.6 million, compared to $13.6 million for the same period of the prior fiscal year. The decrease in operating expenses is primarily due to: (i) the licensing of soft good sales to SSRC, the licensee of Marker clothing and other soft goods, (ii) the sale of 66.66% of Marker Canada to CT on June 18, 1999 and (iii) cost reductions. Marker Ltd. had operating expenses of $1.5 million for the six months ended September 30, 1998, compared to operating expenses of $30,000 for the six months ended September 30, 1999. Marker Canada had operating expenses of $1.0 million for the six months ended September 30, 1998, compared to operating expenses of $480,000 for the period ended June 18, 1999, at which time the Company no longer consolidated expenses of Marker Canada.

         Interest expense for the six months ended September 30, 1999 decreased to $2.1 million, compared to $3.2 million for the corresponding period of the prior fiscal year. This decrease was attributable to lower borrowing requirements due to the liquidation of snowboard related assets, lower inventory levels and lower accounts receivables levels compared to the same period of the prior fiscal year.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS-(continued)

         Other income (loss) for the six months ended September 30, 1999 decreased to $(1.5) million, compared to $2.2 million for the corresponding period of the prior fiscal year. The decrease in other income (loss) is primarily due to realized and unrealized foreign exchange gains of $3.2 million for the six months ended September 30, 1998, compared to realized and unrealized foreign exchange losses of $1.3 million for the six months ended September 30, 1999.

Liquidity and Capital Resources

         The Company incurred net losses of $5.7 million for the six months ended September 30, 1999, and $48.0 million for the year ended March 31, 1999. As of September 30, 1999, the Company had a shareholders' deficit of $35.4 million. The Company currently has inadequate working capital to fund operations and service repayment of debt. The Company is not in compliance with certain financial covenants and is in default under its obligations to certain creditors (see Note 2 ("Recent Events") to the Condensed Consolidated Financial Statements).

         Although the Company is seeking to alleviate its current fiscal problems by, among other things, restructuring the Company's obligations pursuant to the Plan, obtaining additional financing, and consummating the transactions contemplated by the Purchase Agreement, there can be no assurance that the Company will be successful in its endeavors.

         The Company's primary cash needs are for purchases of raw materials inventory for production, finished goods inventory, funding of accounts receivable and capital expenditures. Historically, the Company's primary sources of cash for its business activities have been cash flows from operations and borrowings under its lines of credit and term loans.

         Working capital decreased from $(34.9) million at March 31, 1999 to $(38.8) million at September 30, 1999, including liabilities subject to compromise. The decrease in working capital is primarily attributable to the Company's losses.

         At September 30, 1999, the Company's primary sources of liquidity consisted of $826,000 in cash and cash equivalents. At September 30, 1999, the Company had approximately $59.9 million available under its lines of credit, of which it had borrowed approximately $59.9 million.


         German Banks Settlement - On April 15, 1999, the Company did not make a required principal and interest payment of DM 900,000 (U.S. $492,000) on the Third Restated Promissory Note between the Company and Hypo Vereinsbank (acting through its New York branch) dated April 15, 1998 (the "Term Loan"). On April 16, 1999, Hypo Vereinsbank notified the Company that nonpayment of principal and interest constituted a default under the terms of the Term Loan and that the entire balance of DM 6.4 million (U.S. $3.5 million) was immediately due and payable. As a result, Hypo Vereinsbank applied the proceeds of a time deposit that was held as security by the bank in the amount of U.S. $2.0 million against the outstanding balance due on the Term Loan.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS-(continued)

         In addition, on March 31, 1999, Marker Germany's DM 58.7 million (U.S. $32.1 million) line of credit with Hypo Vereinsbank, Deutsche Bank AG ("Deutsche Bank") and BFG Bank expired. Marker Germany's obligations to Hypo Vereinsbank and Deutsche Bank are guaranteed by the Company. In addition, the Company granted to the German Banks a second lien on its intangible assets. As a result, the Company and Marker Germany commenced negotiations with Hypo Vereinsbank to restructure the debt owed to Hypo Vereinsbank, culminating in a Settlement Agreement dated as of August 18, 1999, between Hypo Vereinsbank, the Company and CT (the "Hypo Vereinsbank Settlement Agreement").

         Pursuant to the Plan and the Hypo Vereinsbank Settlement Agreement, Hypo Vereinsbank will forgive in full upon Closing, the outstanding indebtedness of the Company of DM 2,755,000 (U.S. $1,506,000) (plus interest accrued from April 19, 1999 to August 13, 1999) as of August 13, 1999, under the Term Loan, in full satisfaction of the Company's outstanding obligation to Hypo Vereinsbank (New York).

         Pursuant to the terms and conditions of the Hypo Vereinsbank Settlement Agreement, Hypo Vereinsbank agrees to sell to Newco, effective as of the Closing Date, DM 22,455,000 (U.S. $12,274,000) of the outstanding debt balance of DM 40,761,000 (U.S. $22,280,000) (as of August 13, 1999) under the Loan Agreement between Hypo Vereinsbank and Marker Germany dated October 13, 1998, as amended, for a consideration of DM 1, which effectively reduces the amount of debt that Marker Germany owes to Hypo Vereinsbank by DM 22,455,000 (U.S. $12,274,000) to an outstanding balance of DM 18,306,000 (U.S. $10,006,000) (as of August 13,
1999), which balance will be included in the New Financing Facility (defined below).

         In addition, Marker Germany is a party to six (6) loan agreements entered into with Hypo Vereinsbank from 1995 to 1997 (collectively, the "Medium Term Loan"). Pursuant to the Hypo Vereinsbank Settlement Agreement, Hypo Vereinsbank agreed that the Medium Term Loan in the amount of DM 4,648,000 (U.S. $2,541,000) will be included in the New Financing Facility. Finally, subject to the conditions set forth in the Hypo Vereinsbank Settlement Agreement, the Company's and Marker USA's guarantees of Marker Germany's obligations to Hypo Vereinsbank under the Loan Agreement and Medium Term Loan, pursuant to guarantees issued by each of the Company and Marker USA on August 1, 1990, in the amount of DM 80,000,000 (U.S. $43,728,000), will be canceled, released and terminated and of no further effect.

         Pursuant to the Hypo Vereinsbank Settlement Agreement, Hypo Vereinsbank agreed to make available to Marker Germany, effective as of October 27, 1999, a new line of credit (the "New Financing Facility") to be used for financing Marker Germany's 1999-2000 fiscal year, in an amount up to DM 58,480,000 (U.S. $31,965,000) (the "Hypo New Commitment"). The Hypo New Commitment has already been made available to Marker Germany since April 1, 1999, to be replaced by the New Financing Facility. The New Financing Facility will be secured by a first-priority security interest in: (i) all existing and future accounts receivable of Marker Germany, (ii) all existing and future inventory of Marker Germany and (iii) all existing and future trademarks, patents and licenses of Newco relating in any way to the production or sale of ski bindings and their components. Newco will become a contract party to, and liable for, the New Financing Facility.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS-(continued)

         Marker Germany is indebted to Deutsche Bank pursuant to: (i) a Loan Agreement between Deutsche Bank and Marker Germany dated November 5/9, 1998, as amended on December 30, 1998, January 12, 1999, February 23, 1999 and August 18, 1999 (the "DBAG Cash Credit") and (ii) Loan Agreements between Deutsche Bank and Marker Germany dated November 18/22, 1996 and September 9/16, 1997 (the "DBAG Medium Term Loan"). Marker Germany's obligations under the DBAG Cash Credit and the DBAG Medium Term Loan are guaranteed by each of the Company and Marker USA, pursuant to guarantees issued by each of the Company and Marker USA on April 30, 1998, in the amount of DM 40,000,000 (U.S. $21,864,000).

         Pursuant to the terms and conditions of the DBAG Settlement Agreement, Deutsche Bank agrees to sell to Newco, effective as of the Closing Date, DM 5,690,000 (U.S. $3,110,000) of the outstanding debt balance of DM 10,798,000 (U.S. $5,900,000) (as of August 13, 1999) under the DBAG Cash Credit for a consideration of DM 1, which effectively reduces the amount of debt that Marker Germany owes to Deutsche Bank by DM 5,690,000 (U.S. $3,110,000) to an outstanding balance of DM 5,108,000 (U.S. $2,790,000) (as of August 13, 1999), which balance will be included in the New Commitment (as defined below).

         In addition, pursuant to an Agreement dated as of August 18, 1999 (the "DBAG Settlement Agreement"), by and among Deutsche Bank, Marker and CT, the parties have agreed, among other things, to the terms of a restructuring of the obligations owed to Deutsche Bank. Pursuant to the DBAG Settlement Agreement, Deutsche Bank agreed, among other things, that the DBAG Medium Term Loan in the amount of DM 1,142,000 (U.S. $624,000) will be included in the New Commitment. Finally, subject to the fulfillment of the conditions set forth in the DBAG Settlement Agreement, the Company's and Marker USA's guarantees of Marker Germany's obligations to Deutsche Bank will be canceled, released and terminated and of no further effect.

         Deutsche Bank has also agreed to make available a new line of credit to Marker Germany for the 1999-2000 fiscal year as part of a new financing facility in an amount of up to DM 17,934,000 (U.S. $9,803,000), (the "New Commitment"). The New Commitment has already been made available to Marker Germany since April 1, 1999. Newco will be party to and will be liable for the obligations under this new financing facility, which will be secured by all accounts receivable and inventory of Marker Germany and all intangibles of Newco.

         Series A Bonds Settlement - The Company did not make the required interest payments of $125,000 due in October 1998 and $125,000 due in April 1999 on the Series A Bonds. As a result, the bondholder had the right to declare the Series A Bonds in default and accelerate the entire outstanding balance of $12.0 million, plus accrued interest thereon. On March 26, 1999, CT entered into a restructuring agreement, as amended, with the bondholder, which is contingent upon numerous conditions. Under the agreement, the Series A Bonds will be reduced to an aggregate principal amount of $5,750,000 and payable in four equal annual installments of $750,000, with $2,750,000 payable after 5 years. The agreement requires interest payments at 2% per annum during the first four years, and thereafter at a variable rate not exceeding the prime rate on commercial loans in Japan plus 0.5%. The agreement also requires that any amounts paid by Eiichi Isomura pursuant to his personal guarantees on the debt

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS-(continued)

obligations of Marker Japan Co. Ltd. ("Marker Japan") shall be repaid commencing on October 27, 2005. The agreement prohibits the bondholder from taking any enforcement action against the Company and/or its subsidiaries or exercising any other rights or remedies that the bondholder may have under the documentation relating to the Series A Bonds or applicable law. However, if the conditions of the agreement are not met, there can be no assurance that the bondholder will not declare the Series A Bonds in default and accelerate the outstanding balance.

         M&T Bank and KeyBank Settlements - The Company notified Manufacturers and Traders Trust Company ("M&T Bank") and KeyBank National Association ("KeyBank"), banks with which the Company had certain foreign exchange arrangements, in May 1999 and June 1999, respectively, that the Company would be unable to utilize its foreign exchange contracts as originally intended. As a result, on May 25, 1999, M&T Bank terminated the foreign exchange netting agreement (the "Netting Agreement") with the Company dated May 1, 1997. Pursuant to its rights under the Netting Agreement, M&T Bank canceled and closed out all of its outstanding foreign exchange contracts with the Company for a loss of $3.7 million as of May 21, 1999, and demanded immediate payment of such amount. On July 26, 1999, the Company entered into a letter agreement with M&T Bank, Newco and CT, whereby M&T Bank agreed, subject to certain conditions (including, but not limited to, consummation of the transactions contemplated by the Purchase Agreement by November 30, 1999), to reduce its claim to $1,838,000, payable in installments through 2004. The Company entered into a Supplemental Agreement with M&T Bank, Newco and CT on August 11, 1999 (the "Supplemental Agreement") whereby M&T agreed, subject to numerous conditions, not to take any enforcement action against the Company and/or its subsidiaries or exercise any rights or remedies under the Netting Agreement or any other documentation relating thereto.

         On August 13, 1999, KeyBank terminated the KeyBank Foreign Exchange Contracts. KeyBank asserted that the Company owed KeyBank $1,279,626 (the "KeyBank FX Debt") in realized losses under the terminated KeyBank Foreign Exchange Contracts. Pursuant to the Agreement of Understanding dated as of August 17, 1999 (the "KeyBank Settlement Agreement"), entered into by and among KeyBank, the Company, Marker Germany, Marker Japan and Newco, the parties reached an agreement which resolved the treatment of KeyBank's claims under the Plan, as more particularly described therein and in the Disclosure Statement. Pursuant to the KeyBank Settlement Agreement and the Plan, KeyBank agreed, subject to certain conditions (including, but not limited to, consummation of the transactions contemplated by the Purchase Agreement by November 30, 1999), to reduce its claim to $638,534, payable in installments through 2004. In the event that the terms of the restructuring agreement are not met, KeyBank can proceed to obtain a judgment against the Company.

         First Security Bank Settlement - As of June 30, 1999, the Company was not in compliance with several loan covenants under the terms and conditions of the revolving credit agreement dated October 30, 1998, as amended, among the Company, its U.S. subsidiaries and First Security Bank (the "Revolving Credit Agreement"). On July 30, 1999, the Company, its U.S. subsidiaries, Marker Germany, Newco and First Security Bank entered into a Standstill Agreement (the "Standstill Agreement"). Under the Standstill Agreement, First Security Bank agreed to refrain from exercising any of its rights or remedies under the

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS-(continued)

Revolving Credit Agreement and other related loan documentation or under applicable law including, without limitation, the right to exercise any right of setoff, institute any suit or foreclose on their collateral until the earlier of: (i) November 30, 1999 or (ii) the date upon which any default under the Standstill Agreement occurs. Events which could occur and constitute defaults under the Standstill Agreement include, but are not limited to, the following:
(i) the Exclusive Distributorship Agreement by and among the Company, Marker USA and Marker Germany being rejected or otherwise terminated by any of the parties thereto, or a party materially breaching its obligations thereunder, (ii) the Closing not occurring by November 30, 1999, and (iii) the Borrowing Base (as defined in the Revolving Credit Agreement) being less than 80% of the outstanding obligations under the Revolving Credit Agreement at any time. In the event of a default under the Standstill Agreement, First Security Bank may exercise its rights to demand payment of all amounts due under the Revolving Credit Agreement, foreclose on the Company's assets, which are pledged as collateral under the agreement, or force the Company into an involuntary bankruptcy. Pursuant to the Plan, First Security Bank's claims will be paid in full, in cash, upon the Closing.

         Zions First National Bank Settlement - On January 14, 1999, the Company, in coordination with Zions First National Bank ("Zions"), disposed of its leased snowboard equipment through an auction. The net proceeds of the auction were paid to Zions. The remaining balance of $1.8 million owed to Zions was to be paid according to the original terms of the lease. On March 17, 1999, the Company signed an agreement with Zions, whereby the Company would make a lump sum payment of $170,392 on or before July 1, 1999, as full settlement of the remaining lease obligation of $1,703,916. On June 30, 1999, the Company signed a revised agreement with Zions, whereby the Company paid $30,000 on June 30, 1999, and was required to pay the remaining $140,392 on or before October 1, 1999. On August 19, 1999, the Company paid the remaining $140,392 as full settlement of the restructured lease obligation. The resulting gain of $1,533,524 has been recorded as gain on disposal of snowboard business.

         Henry E. Tauber Settlement - Henry E. Tauber ("Tauber"), former president and chief executive officer of the Company and a member of the Company's board of directors, is the record and beneficial owner of 1,000,000 shares of the Company's Series B Preferred Stock (the "Preferred Stock Interests") which were acquired for $3.00 each in cash, for a total investment of $3,000,000. Tauber and Newco entered into an Agreement of Understanding dated as of July 13, 1999 (the "Tauber Agreement"), regarding the treatment of Tauber's Preferred Stock Interests under the Plan. Pursuant to the Tauber Agreement, Tauber, or the then existing holder of the Preferred Stock Interests, is given an Allowed Claim (as defined in the Plan) in the principal amount of $1,500,000 on account of the Preferred Stock Interests (the "Tauber Claim"). Pursuant to the Plan, in full satisfaction and release of the Tauber Claim, on the Effective Date, Newco will assume the Tauber Claim and will pay, when due, the Tauber Payment Obligations, as more particularly described in the Plan and Disclosure Statement.

         Wells Fargo Revolving Credit Line - On October 21, 1999, Marker USA received a commitment letter from Wells Fargo Business Credit, Inc. ("WFBCI") for a $15,000,000 secured revolving line of credit maturing on March 31, 2001.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS-(continued)

The proposed line of credit is subject to numerous conditions before closing, including but not limited to: (i) evidence that WFBCI has a perfected lien on all collateral (including all accounts receivable, inventory, chattel paper, machinery and equipment, general intangibles and other assets), (ii) extension of the Exclusive Distributorship Agreement between Marker USA and Marker Germany through the term of the credit facility, and assignment of Marker USA's rights under such agreement, (iii) the closing of the Purchase Agreement, and (iv) no adverse change in the financial condition of Marker USA. Proceeds from the proposed line would be used to pay First Security Bank and for working capital for Marker USA.

Year 2000 Computer Issue

         Many currently installed computer systems and software are coded to accept only two-digit entries in the date code field. Beginning in the year
2000, these date code fields will need to accept four-digit entries to distinguish twenty-first century dates from twentieth century dates. As a result, within the next two months, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. The Company has assessed the potential impact of Year 2000 on the processing of date-sensitive information by the Company's information systems, manufacturing systems and other ancillary systems. While there can be no assurance that Year 2000 matters will be satisfactorily identified and resolved, the Company currently believes, based on discussions with its information systems vendors, that Year 2000 issues will not have a material adverse effect on the Company.

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

         The Company believes it has brought its systems into Year 2000 compliance and has completed successful testing of all systems to ensure that they are Year 2000 compliant.

         The Company is in the process of developing contingency and business continuity plans tailored for Year 2000-related occurrences. The Company believes its significant hardware and software systems are Year 2000 compliant. The Company believes that the most likely worst case scenario of failure by the Company or its suppliers to adequately resolve Year 2000 issues would arise from a failure of its order entry and accounts receivable system. Such a failure would require the Company to resort to "non-computerized" means to undertake sales and distribution functions such as placing customer orders and ordering inventory. While the Company believes that it is equipped to operate in such a "non-computerized" mode to address such a failure, there can be no assurance

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS-(continued)

that the Company would not, as a result of such or any other unanticipated Year 2000 failure, suffer from lost revenues, increased operating costs, loss of customers or other business interruptions of a material nature.

         The above information is based on the Company's best estimates at present, which were derived using numerous assumptions of future events, including the availability and future costs of certain technological and other resources, third party modification actions and other factors. Given the complexity of these issues and possible, though as yet unidentified, risks, actual results may vary materially from those anticipated and discussed above. Specific factors that might cause such differences include, among others, the availability and cost of personnel trained in this area, the ability to locate and correct all affected computer codes, the timing and success of remedial efforts of the Company's third party suppliers and similar uncertainties.

Other Matters

         Pursuant to the Plan, the Company will change its name to MKR Holdings and will remain incorporated in Utah. Pursuant to the Confirmation Order, the Company is authorized to amend its articles of incorporation and by-laws to satisfy the provisions of the Purchase Agreement, the Plan and the Confirmation Order on or before the Closing, without further authorization and approval from the Company's shareholders, board of directors or order from the Bankruptcy Court.

         Pursuant to the Plan, as of the Closing, the business and affairs of the Company will be managed by and under the direction of a Board of Directors which shall consist of the following three members: Kevin Hardy, Henry E. Tauber and Louis M. Alpern. Prior to the Closing, the business and affairs of the Company will continue to be managed by and under the direction of the current Board of Directors.

         Effective September 22, 1999, John G. McMillian, Chairman of the Board of Directors, resigned.

         Effective   October  27,  1999,  the  Company  canceled  all  1,531,800 remaining stock options.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

         The Company is exposed to market risk, including various interest rate and foreign currency exchange rate risks.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS-(continued)

         Foreign Exchange Contracts - The Company enters into foreign exchange contracts to reduce the potential impact of unfavorable fluctuations in foreign exchange rates. Contracts that are intended to hedge firm commitments are deferred and recognized as part of the cost of the underlying transaction being hedged. Gains and losses on foreign exchange contracts that do not qualify as hedges are reported currently in income. During fiscal year 1999, given the financial position of the Company, the Company determined that all gains and losses on foreign exchange contracts should be reported in income. Due to the Company's financial position, the Company determined that it would be unable to utilize certain foreign exchange contracts as originally intended. The Company notified M&T Bank and KeyBank, banks with which the Company has certain foreign exchange arrangements, in May 1999 and June 1999, respectively, that the Company would be unable to utilize its foreign exchange contracts as originally intended. See Note 2 ("M&T Bank and KeyBank Settlements") to the Condensed Consolidated Financial Statements, which describes the M&T Bank and KeyBank Settlements. As of September 30, 1999, the Company held foreign currency option contracts to purchase DM 7,480,000 for U.S. $4,000,000. These option contracts expire at varying dates through January 24, 2000. The Company's numerous intercompany receivables and payables and commitments denominated in foreign currencies exceed the amounts covered by the option contracts referenced above and create exposure to fluctuations in foreign currency rates. As of September 30, 1999, these receivables and payables remain substantially unhedged.

         Interest Rate Risk - The Company's exposure to market risks for changes in interest rates is tied to its outstanding borrowings. The Company's borrowings consist of operating lines-of-credit with variable interest rates to finance its operations and long-term debt with fixed interest rates to finance its capital expenditures. Changes in the general level of interest rates can affect the Company's interest expense incurred in connection with its interest-bearing liabilities. The interest rates on the Company's variable rate debt ranged from 2.0% to 11.25% on a total outstanding balance of $74.1 million as of September 30, 1999. The interest rates on the Company's fixed rate debt ranged from 2.1% to 9.7% on a total outstanding balance of $5.0 million as of September 30, 1999.


"Safe Harbor"  Statement Under the Private  Securities  Litigation Reform Act of
1995

         With the exception of historical information (information relating to the Company's financial condition and results of operations at historical dates or for historical periods), the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that necessarily are based on certain assumptions and are subject to certain risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from those contained in or suggested by these forward-looking statements as a result of the factors set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations and the Business Risks described in the Company's Annual Report on Form 10-K for the year ended March 31, 1999, and elsewhere in the Company's filings with the SEC.


Item 4.  Submission of Matters to a Vote of Security Holders

         Section 1129(a)(8) of the Bankruptcy Code requires that in order for a plan of reorganization to be confirmed, each class of claims and interests designated under the plan must either: (a) have voted to accept the plan, or (b) not be impaired under the plan. Accordingly, the Debtors solicited votes to accept or reject the Plan by transmitting the Plan, Disclosure Statement, appropriate ballots and other solicitation materials to holders of claims and interests entitled to vote under the Plan, including, among others, Marker's common stockholders. Pursuant to Section 1126(d) of the Bankruptcy Code, a class of interests is deemed to have accepted the plan if holders of at least two-thirds of the amount of shares actually voting on the plan voted to accept the plan. As set forth in the Affidavit of Christina Bastas dated October 25, 1999 (the "Bastas Affidavit") filed with the Bankruptcy Court, which certified the results of the tabulation of ballots for Marker Class 11 (the common stockholders), more than two-thirds of the shares of Marker common stock that timely and properly voted on the Plan accepted the Plan. Specifically, the Bastas Affidavit indicates that of the 6,946,201 shares that voted to accept or reject the Plan, 6,928,801 shares (99.75%) voted to accept the Plan and 17,400 shares (.25%) voted to reject the Plan. Accordingly, pursuant to Section 1126 of the Bankruptcy Code, the Plan was accepted by Marker's shareholders (classified in Marker Class 11).

                           PART II - OTHER INFORMATION



Item 1.  Legal Proceedings.

         As  contemplated  by the Purchase  Agreement,  on August 19, 1999,  the
Debtors filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court. See Note 2 ("Recent Events") and
Note 8 ("Condensed Combined Financial Statements of the Debtors") to the Condensed Consolidated Financial Statements.


Item 3.  Defaults Upon Senior Securities.

     Descriptions of the defaults and settlements referenced below are qualified in their entirety by reference to Part I of this Form 10-Q which is hereby incorporated by reference.

         German Banks Settlement - See Note 2 ("Recent Events - German Banks Settlement") to the Condensed Consolidated Financial Statements.

         Series A Bonds Settlement - See Note 2 ("Recent Events - Series A Bonds Settlement") to the Condensed Consolidated Financial Statements.

         M&T Bank and  KeyBank  Settlements  - See Note 2 ("Recent  Events - M&T
Bank  and  KeyBank  Settlements")  to  the  Condensed   Consolidated   Financial
Statements.

         First Security Bank Settlement - See Note 2 ("Recent Events - First Security Bank Settlement") to the Condensed Consolidated Financial Statements.

         Zions First National Bank Settlement - See Note 2 ("Recent Events - Zions First National Bank Settlement") to the Condensed Consolidated Financial Statements.

         Henry E. Tauber Settlement - See Note 2 ("Recent Events - Henry E. Tauber Settlement") to the Condensed Consolidated Financial Statements.

Item 6.  Exhibits and Reports on Form 8-K.

         a)       Exhibits:
                  --------
                  2.1      Asset Purchase Agreement,  dated as of July 30, 1999,
                           by and between Marker  International,  as seller, and
                           Marker International GmbH, as buyer (without exhibits
                           or schedules).
                  2.2      Amendment to the Asset Purchase  Agreement,  dated as
                           of  September  20,  1999,   by  and  between   Marker
                           International,  as seller,  and Marker  International
                           GmbH,  as  buyer.   Filed  as  exhibit  10.1  to  the
                           Company's Current Report on Form 8-K dated November
                           12, 1999.
                  2.3      First Amended Joint Chapter 11 Plan of Reorganization
                           dated September 22, 1999 (without exhibits). Filed as
                           exhibit 2.2 to the Company's  Current  Report on Form
                           8-K dated November 12, 1999.
                  2.4      Confirmation  of the First Amended Chapter 11 Plan of
                           Reorganization,   dated  October  27,  1999  (without
                           exhibits).  Filed  as  exhibit  2.1 to the  Company's
                           Current Report on Form 8-K dated November 12, 1999.
                  2.5      Disclosure  Statement for the Plan,  dated  September
                           22, 1999 (without exhibits).*
                  2.6      Amendment to First  Amended  Joint Chapter 11 Plan of
                           Reorganization, dated as of October 25, 1999.*
                  27       Financial Data Schedule. *

------------------------
*        Filed herewith.

         b) Reports filed on Form 8-K:
                  --------------------------

                  Current Report on Form 8-K filed on July 2, 1999, reporting under Item 2 the execution of the Shareholders' Agreement between CT Sports Holding AG, Marker International, Marker Canada, Ltd. and Lapointe Rosenstein, as escrow agent.

                  Current Report on Form 8-K filed on August 6, 1999, reporting under Item 2 the execution of the Purchase Agreement between Marker International and Marker International GmbH.

                  Current Report on Form 8-K filed on August 23, 1999, reporting under Item 3 the filing of the petition for relief under Chapter 11 of the United States Bankruptcy Code by Marker International, DNR USA, Inc.
                  and DNR North America, Inc.

                  Current Report on Form 8-K filed on November 12, 1999, reporting under Item 3 the confirmation of the petition for relief under Chapter 11 of the United States Bankruptcy Code by Marker International, DNR USA, Inc. and DNR North America, Inc.

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

                                             MARKER INTERNATIONAL
                                             --------------------
                                                  Registrant

Dated:  November 15, 1999           /s/  Peter C. Weaver
                                    --------------------
                                    Peter C. Weaver
                                    President and Chief Executive Officer
Dated:  November 15, 1999           /s/  Kevin Hardy
                                    ----------------
                                    Kevin Hardy
                                    Chief Financial Officer