Form 10-Q
period 1999-12-31
MKR HOLDINGS
filed 2000-02-14
CIK 925172

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999
                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number: 0-24556

                                  MKR HOLDINGS
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

                      Yes    X            No
                         ---------          ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class of Common Stock              Outstanding at February 14, 2000
        ---------------------              --------------------------------
  Common Stock, $0.01 par value                        11,120,577


                                  MKR HOLDINGS

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements                                                            Page
                                                                                          -----
                  Condensed Consolidated Balance Sheets
                           As of December 31, 1999 and March 31, 1999                      3

                  Condensed Consolidated Statements of Operations
                           For the Three and Nine Months Ended
                           December 31, 1999 and 1998                                      5

                  Condensed Consolidated Statements of Cash Flows
                           For the Nine Months Ended
                           December 31, 1999 and 1998                                      7

                  Notes to Condensed Consolidated Financial Statements                     8


Item 2.   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                               11



                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                               16

Item 4.   Submission of Matters to a Vote of Security Holders                             16

Item 6.   Exhibits and Reports on Form 8-K                                                16

Signatures                                                                                18


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                  MKR HOLDINGS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In Liquidation)
                             (Dollars in Thousands)
                                   (Unaudited)

--------------------------------------------------------------------------------
                                     ASSETS




                                                                               December 31,           March 31,
                                                                                  1999                  1999
                                                                              -------------         -------------
CURRENT ASSETS:
     Cash and cash equivalents                                                $          34         $       5,547
     Accounts receivable, net of allowance for doubtful
         accounts of $1,721, at March 31, 1999                                           -                 22,392
     Inventories                                                                         -                 18,752
     Prepaid and other current assets                                                    -                    391
                                                                              -------------         -------------
              Total current assets                                                       34                47,082
                                                                              -------------         -------------

PROPERTY, PLANT AND EQUIPMENT:                                                           36                29,924
     Less accumulated depreciation and amortization                                     (36)              (18,725)
                                                                              -------------         -------------
              Net property, plant and equipment                                          -                 11,199
                                                                              -------------         -------------

INTANGIBLE ASSETS, net of accumulated amortization                                       -                    244
                                                                              -------------         -------------

INVESTMENT IN MARKER INTERNATIONAL GMBH                                               1,872                    -
                                                                              -------------         ------------

OTHER ASSETS                                                                             -                    448
                                                                              -------------         -------------
                                                                              $       1,906         $      58,973
                                                                              -------------         -------------
                                                                              -------------         -------------




      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                                  MKR HOLDINGS
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                (In Liquidation)
                             (Dollars in Thousands)
                                   (Unaudited)

--------------------------------------------------------------------------------
                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)


                                                                              December 31,            March 31,
                                                                                  1999                  1999
                                                                              -------------         -------------

     CURRENT LIABILITIES:
         Notes payable to banks                                               $         -            $    46,062
         Current maturities of long-term debt                                           -                  5,595
         Current maturities of Series A Bonds, issued to a
              related party                                                             -                 11,399
         Accounts payable                                                                7                 5,948
         Other current liabilities                                                       6                12,937
                                                                              ------------           -----------
                  Total current liabilities                                             13                81,941
                                                                              ------------           -----------

LONG-TERM DEBT, net of current maturities                                               -                  3,821
                                                                              ------------           -----------
ADVANCES PAYABLE TO MARKER
    INTERNATIONAL GMBH                                                                 55                     -
                                                                              -------------          -----------

REDEEMABLE SERIES B PREFERRED STOCK                                                     -                  3,000
                                                                              ------------           -----------

SHAREHOLDERS' EQUITY (DEFICIT):
     Common stock                                                                      111                   111
     Additional paid-in capital                                                     38,236                36,311
     Accumulated deficit                                                           (36,509)              (64,658)
     Accumulated other comprehensive loss                                               -                 (1,553)
                                                                              ------------           -----------
              Total shareholders' equity (deficit)                                   1,838               (29,789)
                                                                              ------------           -----------
                                                                              $      1,906           $    58,973
                                                                              ------------           -----------
                                                                              ------------           -----------





      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                                  MKR HOLDINGS
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (In Liquidation)
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)

--------------------------------------------------------------------------------




                                                                 For the Three Months               For the Nine Months
                                                                  Ended December 31,                 Ended December 31,
                                                                --------------------------         --------------------------
                                                                   1999             1998              1999             1998
                                                                ---------        ---------         ---------        ---------

NET SALES                                                       $  14,121        $  30,302         $  34,140        $  56,898
COST OF SALES                                                       8,381           22,090            21,635           39,498
                                                                ---------        ---------         ---------        ---------
GROSS PROFIT                                                        5,740            8,212            12,505           17,400
                                                                ---------        ---------         ---------        ---------

OPERATING EXPENSES:
     Selling, general and administrative                            3,533           10,055            13,161           23,695
                                                                ---------        ---------         ---------        ---------
OPERATING INCOME (LOSS)                                             2,207           (1,843)             (656)          (6,295)
                                                                ---------        ----------        ----------       ---------
OTHER INCOME (EXPENSE):
     Interest expense                                                (326)          (2,106)           (2,392)          (5,332)
     Other, net                                                       729              593              (796)           2,751
                                                                ---------        ---------         ---------        ---------
         Total other income (expense)                                 403           (1,513)           (3,188)          (2,581)
                                                                ---------        ----------        ----------       ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
     REORGANIZATION ITEMS AND INCOME TAXES                          2,610           (3,356)           (3,844)          (8,876)
                                                                ---------        ----------        ----------       ---------

REORGANIZATION ITEMS:
     Gain on sale of substantially all assets                      16,537               -             16,537               -
     Professional fees                                               (488)              -             (1,367)              -
     Other general and administrative expenses                        (84)              -               (119)              -
                                                                -----------      ---------         -----------      --------
         Total reorganization items                                15,965               -             15,051               -
                                                                ----------       ---------         ----------       --------

INCOME (LOSS) FROM CONTINUING
     OPERATIONS BEFORE INCOME TAXES                                18,575           (3,356)           11,207           (8,876)
PROVISION FOR INCOME TAXES                                            (23)            (522)              (12)            (851)
                                                                ----------       ---------         ----------       ---------

INCOME (LOSS) FROM CONTINUING
     OPERATIONS                                                    18,552           (3,878)           11,195           (9,727)
                                                                ---------        ----------        ---------        ---------

DISCONTINUED OPERATIONS:
     Loss from operations of discontinued
        snowboard business, net of income taxes                        -                -                 -            (1,484)
     Gain (loss) on disposal of snowboard business                     -               769             1,634          (24,092)
                                                                ---------        ---------         ---------        ---------

GAIN (LOSS) FROM DISCONTINUED
     OPERATIONS                                                        -               769             1,634          (25,576)
                                                                ---------        ---------         ---------        ---------

INCOME (LOSS) BEFORE EXTRAORDINARY
     ITEM                                                          18,552            3,109            12,829          (35,303)
                                                                ---------        ---------         ---------        ---------
EXTRAORDINARY ITEM - GAIN ON
     RESTRUCTURING OF DEBT (net of income
     tax benefit of $0)                                            15,422               -             15,422               -
                                                                ---------        ---------         ---------        --------
NET INCOME (LOSS)                                               $  33,974        $  (3,109)        $  28,251        $ (35,303)
                                                                ---------        ---------         ---------        --------
                                                                ---------        ---------         ---------        --------



      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                                  MKR HOLDINGS
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
                                (In Liquidation)
   (Dollars in Thousands, Except Net Assets in Liquidation Per Share Amounts)
                                   (Unaudited)

-------------------------------------------------------------------------------


           Net Assets Available in Liquidation               $      1,838
                                                             ------------
                                                             ------------
           Shares Outstanding as of December 31, 1999          11,120,577
                                                             ------------
                                                             ------------
           Net Assets Available in Liquidation Per Share     $       .165
                                                             ------------
                                                             ------------



      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                                  MKR HOLDINGS
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Liquidation)
                             (Dollars in Thousands)
                                   (Unaudited)

--------------------------------------------------------------------------------



                                                                                    For the Nine Months
                                                                                     Ended December 31,
                                                                                -------------------------------
                                                                                  1999                  1998
                                                                                ---------             ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                        $    28,251           $   (35,303)
     Adjustments to reconcile net income (loss) to net cash
           used in operating activities:
        Extraordinary gain on debt restructuring                                  (15,422)                   -
        Gain on sale of substantially all assets                                  (16,537)                   -
        Loss on sale of property, plant and equipment                                  80                   680
        Depreciation and amortization                                               2,488                 2,344
        Loss from write-off of goodwill and intangibles                                -                  8,487
        Change in assets and liabilities, net of the effects
                of disposition:
           Increase in accounts receivable, net                                   (20,891)               (7,575)
           (Increase) decrease in inventories                                        (124)                6,481
           (Increase) decrease in prepaid and other assets                            (45)                3,983
           Increase in accounts payable                                             1,157                   690
           Increase in other current liabilities                                    3,461                   587
                                                                                ---------             ---------
NET CASH USED IN OPERATING ACTIVITIES                                             (17,582)              (19,626)
                                                                                ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                                      (713)               (2,856)
     Proceeds from disposition of equipment                                           148                 4,434
                                                                                ---------             ---------
NET CASH USED IN INVESTING ACTIVITIES                                                (565)                1,578
                                                                                ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings on notes payable to banks                                      16,794                18,456
     Proceeds from issuance of preferred stock                                         -                  3,000
     Proceeds from issuance of long-term debt                                          -                    710
     Principal payments on long-term debt                                          (3,454)               (9,376)
                                                                                ---------             ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                          13,340                12,790
                                                                                ---------             ---------

Effect of foreign exchange rate changes on cash and cash
     equivalents                                                                     (706)                6,763
                                                                                ----------            ---------
Net (decrease) increase in cash and cash equivalents                               (5,513)                1,505
Cash and cash equivalents at beginning of period                                    5,547                 4,241
                                                                                ---------             ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      34             $   5,746
                                                                                ---------             ---------
                                                                                ---------             ---------

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                   $   1,966             $   4,979
     Cash paid for reorganization professional fees                                 1,361                    -


      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                                  MKR HOLDINGS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (IN LIQUIDATION)

NOTE 1.  INTERIM FINANCIAL STATEMENTS

         The accompanying condensed consolidated financial statements include the accounts of MKR Holdings, formerly known as Marker International (the "Company") (see "Recent Events"). The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally required in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to fairly present the financial position, results of operations and cash flows for the periods presented.

         The accompanying condensed consolidated balance sheets have been prepared on the basis of accounting principles applicable to companies in liquidation. As discussed in Note 2, the Company is required to liquidate no later than November 30, 2004.

         The results of operations and cash flows for the three and nine month periods ended December 31, 1999 materially differ from the results of operations and cash flows for the corresponding periods in the prior fiscal year due to the consummation of the transactions referenced in the Purchase Agreement (as defined below). As discussed in Note 2, the Company is no longer engaged in the conduct of business and operates for the sole purpose of holding and subsequently liquidating its assets.

NOTE 2.  RECENT EVENTS

         PURCHASE AGREEMENT WITH MARKER INTERNATIONAL GMBH - On November 30, 1999 (the "Closing Date"), the Company sold substantially all of its assets (including the equity securities of its subsidiaries) to Marker International GmbH, a GmbH organized under the laws of Switzerland ("Newco"), pursuant to an asset purchase agreement (as amended by the Amendment to the Asset Purchase Agreement dated as of September 20, 1999, the "Purchase Agreement") between the Company and Newco. In exchange, Newco assumed substantially all of the liabilities of the Company and the Company received a 15% equity interest in Newco. The remaining 85% equity interest in Newco is held by CT Sports Holding AG ("CT"), a joint venture between Tecnica S.p.A. and H.D. Cleven, the principal shareholder of the Volkl Group. In consideration for its 85% equity interest in Newco, CT transferred $13,974,499 ($15,000,000 less $1,025,501 as a result of the consummation of the sale to CT of the 66.66% equity interest in Marker Canada, Ltd. in June 1999), in a combination of debt and equity, to Newco.

         In connection with the Purchase Agreement, the Company and CT entered into an operating agreement which, among other things, grants CT an option (the "Option") to purchase the Company's 15% equity interest in Newco at any time on or after the second anniversary of

                                  MKR HOLDINGS
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                (IN LIQUIDATION)

the consummation date of the Company's plan of reorganization at the then fair market value, subject to reduction in an amount equal to the sum of: (a) any indemnity obligations of the Company to Newco, (b) all unreimbursed advances for operating and administrative expenses (currently estimated to be approximately $300,000 per year) and costs of defending any indemnifiable claims, if any, incurred by Newco, together with interest thereon, (c) all advances by Newco to the Company to pay any income tax liability , together with interest thereon, plus (d) $775,000. Thereafter, the Company will be liquidated and the net proceeds of the exercise of the Option will then be distributed to the shareholders of the Company in liquidation. In determining fair market value, all of CT's transfer of the $15,000,000 will be considered as equity.

         In connection with the Purchase Agreement, the Company reached agreements-in-principle regarding the restructuring of its debt and the treatment of such debt under a plan of reorganization with substantially all of its creditors that were impaired under the plan of reorganization. On August 19, 1999, the Company, DNR North America, Inc. and DNR USA, Inc. (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On September 22, 1999, the Debtors filed the First Amended Joint Chapter 11 Plan of Reorganization (as amended by the Amendment to the First Amended Joint Chapter 11 Plan of Reorganization, dated as of October 25, 1999, the "Plan") and a related disclosure statement (the "Disclosure Statement"). By order dated September 22, 1999, the Bankruptcy Court approved the Disclosure Statement as containing adequate information. The Disclosure Statement and the Plan were subsequently distributed to the Debtors' creditors and shareholders for approval, which approval was subsequently obtained. On October 27, 1999, the Plan was confirmed by order of the Bankruptcy Court (the "Confirmation Order"). Pursuant to the Confirmation Order, the Bankruptcy Court approved the Plan and the Purchase Agreement on October 27, 1999.

         The Company is no longer engaged in the conduct of business and operates for the sole purpose of holding and subsequently liquidating its assets (which consists almost entirely of its equity interest in Newco). The Company is required to dissolve and liquidate all of its assets no earlier than November 30, 2002, and no later than November 30, 2004. If the Option is not exercised prior to liquidation, then upon liquidation, the shareholders of the Company will receive an equity interest in Newco equal to each shareholder's pro rata share of the Company's 15% equity interest in Newco.

         EXTRAORDINARY ITEM - GAIN ON EXTINGUISHMENT OF DEBT - An extraordinary gain of $15.4 million resulted from the Company's restructuring of debt with Manufacturers and Traders Trust Company ("M&T Bank"), KeyBank National Association ("KeyBank"), the holder of the Company's Series A bonds and Hypo Vereinsbank (New York branch). As of the Closing Date, Marker Deutschland GmbH had debts outstanding with the Hypo Vereinsbank and the Deutsche Bank totaling $53.4 million. Pursuant to the Purchase Agreement, Marker Deutschland GmbH

                                MKR HOLDINGS
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                (IN LIQUIDATION)

was acquired by Newco and is no longer a subsidiary of the Company.

         GAIN ON SALE AND VALUATION OF INVESTMENT IN MARKER INTERNATIONAL GMBH - The Company recognized a gain of $16.5 million from the sale to Newco of substantially all of the Company's assets and the assumption by Newco of certain of the Company's liabilities pursuant to the Purchase Agreement. As of December 31, 1999, the Company's 15% equity interest in Newco (the "Investment") was valued at approximately $1.9 million ($2.7 million less the $775,000 that will be deducted from the purchase price if CT exercises the Option) and CT's 85% equity interest in Newco was valued at approximately $15.0 million. An independent appraiser will conduct a fair market valuation of the Company's 15% equity interest in Newco on an annual basis and the Investment will be adjusted accordingly. The actual liquidation value of the Company's 15% equity interest in Newco may materially differ from the estimate contained herein.

NOTE 3.  NET ASSETS AVAILABLE IN LIQUIDATION PER SHARE

         For the nine months ended December 31, 1999, options to purchase 1,531,800 shares of common stock were not included in the computation of net assets available in liquidation per comon share because pursuant to the Confirmation Order, all outstanding options of the Company were cancelled on October 27, 1999.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

GENERAL

         PURCHASE AGREEMENT WITH MARKER INTERNATIONAL GMBH - On November 30, 1999 (the "Closing Date"), the Company sold substantially all of its assets (including the equity securities of its subsidiaries) to Marker International GmbH, a GmbH organized under the laws of Switzerland ("Newco") pursuant to an asset purchase agreement (as amended by the Amendment to the Asset Purchase Agreement dated as of September 20, 1999, the "Purchase Agreement") between the Company and Newco. In exchange, Newco assumed substantially all the liabilities of the Company and the Company received a 15% equity interest in Newco. The remaining 85% equity interest in Newco is held by CT Sports Holding AG ("CT"), a joint venture between Tecnica S.p.A. and H.D. Cleven, the principal shareholder of the Volkl Group. In consideration for its 85% equity interest in Newco, CT transferred $13,974,499 ($15,000,000 less $1,025,501 as a result of the consummation of the sale to CT of the 66.66% equity interest in Marker Canada, Ltd. in June 1999), in a combination of debt and equity, to Newco.

         In connection with the Purchase Agreement, the Company and CT entered into an operating agreement which, among other things, grants CT an option (the "Option") to purchase the Company's 15% equity interest in Newco at any time on or after the second anniversary of the consummation date of the Company's plan of reorganization at the then fair market value, subject to reduction in an amount equal to the sum of: (a) any indemnity obligations of the Company to Newco, (b) all unreimbursed advances for operating and administrative expenses (currently estimated to be approximately $300,000 per year) and costs of defending any indemnifiable claims, if any, incurred by Newco, together with interest thereon, (c) all advances by Newco to the Company to pay any income tax liability , together with interest thereon, plus (d) $775,000. Thereafter, the Company will be liquidated and the net proceeds of the exercise of the Option will then be distributed to the shareholders. In determining fair market value, all of CT's transfer of the $15,000,000 will be considered as equity.

         In connection with the Purchase Agreement, the Company reached agreements-in-principle regarding the restructuring of its debt and the treatment of such debt under a plan of reorganization with substantially all of its creditors that were impaired under the plan of reorganization. On August 19, 1999, the Company, DNR North America, Inc. and DNR USA, Inc. (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On September 22, 1999, the Debtors filed the First Amended Joint Chapter 11 Plan of Reorganization (as amended by the Amendment to the First

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Amended Joint Chapter 11 Plan of Reorganization, dated as of October 25, 1999, the "Plan") and a related disclosure statement (the "Disclosure Statement"). By order dated September 22, 1999, the Bankruptcy Court approved the Disclosure Statement as containing adequate information. The Disclosure Statement and the Plan were subsequently distributed to the Debtors' creditors and shareholders for approval, which approval was subsequently obtained. On October 27, 1999, the Plan was confirmed by order of the Bankruptcy Court (the "Confirmation Order"). Pursuant to the Confirmation Order, the Bankruptcy Court approved the Plan and the Purchase Agreement on October 27, 1999.

         The Company is no longer engaged in the conduct of business and operates for the sole purpose of holding and subsequently liquidating its assets (which consists almost entirely of its equity interest in Newco). The Company is required to dissolve and liquidate all of its assets no earlier than November 30, 2002, and no later than November 30, 2004. If the Option is not exercised prior to liquidation, then upon liquidation, the shareholders of the Company will receive an equity interest in Newco equal to each shareholder's pro rata share of the Company's 15% equity interest in Newco.

         EXTRAORDINARY ITEM - GAIN ON EXTINGUISHMENT OF DEBT - An extraordinary gain of $15.4 million resulted from the Company's restructuring of debt with Manufacturers and Traders Trust Company ("M&T Bank"), KeyBank National Association ("KeyBank"), the holder of the Company's Series A bonds and Hypo Vereinsbank (New York branch). As of the Closing Date, Marker Deutschland GmbH had debts outstanding with the Hypo Vereinsbank and the Deutsche Bank totaling $53.4 million. Pursuant to the Purchase Agreement, Marker Deutschland GmbH was acquired by Newco and is no longer a subsidiary of the Company.

         GAIN ON SALE AND VALUATION OF INVESTMENT IN MARKER INTERNATIONAL GMBH - The Company recognized a gain of $16.5 million from the sale to Newco of substantially all of the Company's assets and the assumption by Newco of certain of the Company's liabilities pursuant to the Purchase Agreement. As of December 31, 1999, the Company's 15% equity interest in Newco (the "Investment") was valued at approximately $1.9 million ($2.7 million less the $775,000 that will be deducted from the purchase price if CT exercises the Option) and CT's 85% equity interest in Newco was valued at approximately $15.0 million. An independent appraiser will conduct a fair market valuation of the Company's 15% equity interest in Newco on an annual basis and the Investment will be adjusted accordingly. The actual liquidation value of the Company's 15% equity interest in Newco may materially differ from the estimate contained herein.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

         The comparisons set forth below of the results of operations and related cash flows for the three and nine month periods ended December 31, 1999, compared to the corresponding periods in the prior fiscal year are not meaningful due to the consummation of the transactions referenced in the Purchase Agreement. As discussed in Note 2 to the financial statements, the Company is no longer engaged in the conduct of business and operates for the sole purpose of holding and subsequently liquidating its assets.

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 1999 WITH THE THREE MONTHS ENDED DECEMBER 31, 1998

         Net sales for the three months ended December 31, 1999 decreased to $14.1 million, compared to $30.3 million for the corresponding three months of the prior fiscal year. The decrease in sales is primarily due to: (i) the sale of substantially all of the Company's assets (including the equity securities of its subsidiaries) to Newco on November 30, 1999, (ii) the licensing of soft good sales to Ski & Sports Recreation Company, LLC ("SSRC"), the licensee of Marker clothing and other soft goods, effective April 1, 1999, and (iii) lower sales in the U.S. due to unseasonably warm weather and lower market share.

         Gross profit for the three months ended December 31, 1999 was $5.7 million, or 40.6% of net sales, compared to $8.2 million, or 27.1% of net sales, for the corresponding period of the prior fiscal year. The decrease in gross profit is due to the decrease in sales, as explained above.

         Operating expenses for the three months ended December 31, 1999 decreased to $3.5 million, compared to $10.1 million for the same period of the prior fiscal year. The decrease in operating expenses is primarily due to: (i) the sale of substantially all of the Company's assets (including the equity securities of its subsidiaries) to Newco on November 30, 1999, and (ii) the licensing of soft good sales to SSRC, the licensee of Marker clothing and other soft goods, effective April 1, 1999.

         Interest expense for the three months ended December 31, 1999 decreased to $0.3 million, compared to $2.1 million for the corresponding period of the prior fiscal year. This decrease was primarily attributable to the sale of substantially all of the Company's assets and the assumption of certain liabilities by Newco on November 30, 1999, and also due to the restructuring of debt, as described in Note 2 to the financial statements.

         Other income (expense), net for the three months ended December 31, 1999 increased to $0.7 million, compared to $0.6 million for the corresponding period of the prior fiscal year. The increase in other income (expense), net is primarily due to realized and unrealized foreign exchange gains of $0.8 million for the three months ended December 31, 1999, compared to the realized and unrealized foreign exchange gains of $0.6 million for the three months ended December 31, 1998.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

COMPARISON OF THE NINE MONTHS ENDED DECEMBER 31, 1999 WITH THE NINE MONTHS ENDED DECEMBER 31, 1998

         Net sales for the nine months ended December 31, 1999 decreased to $34.1 million, compared to $56.9 million for the corresponding nine months of the prior fiscal year. The decrease in sales is primarily due to: (i) the sale of substantially of the Company's assets (including the equity securities of its subsidiaries) to Newco on November 30, 1999, (ii) the licensing of soft good sales to SSRC, the licensee of Marker clothing and other soft goods, effective April 1, 1999, and (iii) lower sales in the U.S. due to unseasonably warm weather and lower market share.

         Gross profit for the nine months ended December 31, 1999 was $12.5 million, or 36.6% of net sales, compared to $17.4 million, or 30.6% of net sales, for the corresponding period of the prior fiscal year. The decrease in gross profit is due to the decrease in sales, as explained above. The increase in the gross profit percentage is primarily due to personnel reductions at the manufacturing plant. The personnel reductions were a result of the implementation of production efficiencies.

         Operating expenses for the nine months ended December 31, 1999 decreased to $13.2 million, compared to $23.7 million for the same period of the prior fiscal year. The decrease in operating expenses is primarily due to:
(i) the sale of substantially all of the assets (including the equity securities of its subsidiaries) of the Company to Newco on November 30, 1999,
(ii) the licensing of soft good sales to SSRC, the licensee of Marker clothing and other soft goods, effective April 1, 1999, and (iii) cost reductions.

         Interest expense for the nine months ended December 31, 1999 decreased to $2.4 million, compared to $5.3 million for the corresponding period of the prior fiscal year. This decrease was attributable to lower borrowing requirements due to the sale of substantially of the Company's assets and the assumption of substantially all the liabilities by Newco on November 30, 1999, and the restructuring of debt pursuant to the Plan.

         Other income (loss) for the nine months ended December 31, 1999 decreased to $(0.8) million, compared to $2.8 million for the corresponding period of the prior fiscal year. The decrease in other income (loss) is primarily due realized and unrealized foreign exchange losses of $0.6 million for the nine months ended December 31, 1999, compared to the realized and unrealized foreign exchange gains of $4.2 million for the nine months ended December 31, 1998.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary cash needs are for payroll and professional fees which are incurred in connection with the preparation of the Company's monthly financial statements and the required SEC filings.

         The Company's only source of working capital is advances from Newco, which pursuant to the Purchase Agreement cannot exceed $300,000 annually and are only available until November 30, 2001, the second anniversary of the Closing Date. The Company currently has no commitments to fund its operations subsequent to November 30, 2001. As of December 31, 1999, the Company had received $55,000 in advances from Newco. The Company believes that $300,000 should be adequate to fund the required activities of the Company on an annual basis until November 30, 2001, absent unanticipated or extraordinary circumstances.

OTHER MATTERS

         Pursuant to the Plan, the Company changed its name to MKR Holdings. Pursuant to the Confirmation Order, the Company amended its articles of incorporation and by-laws to satisfy the provisions of the Purchase Agreement, the Plan and the Confirmation Order.

         Pursuant to the Plan, as of November 30, 1999, the business and affairs of the Company have been managed by and under the direction of a Board of Directors, which consists of the following three members: Kevin Hardy, Henry E. Tauber and Louis M. Alpern. In addition to being a director and an officer of the Company, Mr. Hardy serves as the Chief Financial Officer and Secretary and a director of Marker USA, a subsidiary of Newco.

         Effective October 27, 1999, the Company canceled all 1,531,800 remaining stock options.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         A description of the Company's voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court is qualified in its entirety by reference to Part II, Item 1 of the Quarterly Report on Form 10-Q filed on November 15, 1999, and is herein incorporated by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Section 1129(a)(8) of the Bankruptcy Code requires that in order for a plan of reorganization to be confirmed, each class of claims and interests designated under the plan must either: (a) have voted to accept the plan, or
(b) not be impaired under the plan. Accordingly, the Debtors solicited votes to accept or reject the Plan by transmitting the Plan, Disclosure Statement, appropriate ballots and other solicitation materials to holders of claims and interests entitled to vote under the Plan, including, among others, Marker's common stockholders. Pursuant to Section 1126(d) of the Bankruptcy Code, a class of interests is deemed to have accepted the plan if holders of at least two-thirds of the amount of shares actually voting on the plan voted to accept the plan. As set forth in the Affidavit of Christina Bastas dated October 25, 1999 (the "Bastas Affidavit") filed with the Bankruptcy Court, which certified the results of the tabulation of ballots for Marker Class 11 (the common stockholders), more than two-thirds of the shares of Marker common stock that timely and properly voted on the Plan accepted the Plan. Specifically, the Bastas Affidavit indicates that of the 6,946,201 shares that voted to accept or reject the Plan, 6,928,801 shares (99.75%) voted to accept the Plan and 17,400 shares (.25%) voted to reject the Plan. Accordingly, pursuant to Section 1126 of the Bankruptcy Code, the Plan was accepted by Marker's stockholders (classified in Marker Class 11).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a)       EXHIBITS:

                  2.1 Confirmation of the First Amended Chapter 11 Plan of Reorganization, dated October 27, 1999 (without exhibits). Filed as exhibit 2.1 to the Company's Current Report on Form 8-K dated November 12, 1999.
                  2.2 Amendment to First Amended Joint Chapter 11 Plan of Reorganization, dated as of October 25, 1999. Filed as exhibit 2.6 to the Company's Quarterly Report on Form 10-Q dated November 15, 1999.
                  3.1 Third Amended and Restated Articles of Incorporation of Marker International, accepted on December 7, 1999 by the Secretary of State of Utah, changing name to MKR Holdings.*
                  3.2 Second Amended and Restated Bylaws of Marker International, adopted on December 7, 1999, changing name to MKR Holdings.*

                  4.1 Operating Agreement, between Marker International GmbH, CT Sports Holding AG and Marker International, dated November 30, 1999. Filed as exhibit 4.1 to the Company's Amendment No. 1 to Current Report on Form 8-K dated December 13, 1999.

                  27       Financial Data Schedule. *

----------------------
*   Filed herewith.

         b) REPORTS FILED ON FORM 8-K:

                  Current Report on Form 8-K filed on November 12, 1999, reporting under Item 3 the confirmation of the petition for relief under Chapter 11 of the United States Bankruptcy Code by Marker International, DNR USA, Inc. and DNR North America, Inc.

                  Current Report on Form 8-K filed on December 8, 1999, reporting under Item 2 the closing of the Asset Purchase Agreement between MKR Holdings, formerly known as Marker International, and Marker International GmbH.

                  Amendment No. 1 to Current Report on Form 8-K filed December 13, 1999, amending Item 7(c) by filing a copy of the Operating Agreement among Marker International GmbH, CT Sports Holding AG and Marker International as exhibit 4.1.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               MKR HOLDINGS
                                               REGISTRANT

Dated:  February 14, 2000                          /s/  KEVIN HARDY
                                                   ----------------
                                                   Kevin Hardy
                                                   President,  Chief Executive
                                                   Officer and Chief Financial
                                                   Officer