Form 10-K405
period 2000-03-31
MKR HOLDINGS
filed 2000-07-17
CIK 925172

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM _______ TO _______

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2000 (based upon the average of closing bid and ask prices as of such date) was $946,209.

         The number of shares of Common Stock outstanding as of June 30, 2000 was 11,120,577.

   Documents incorporated by reference: FORM 10-Q FILED ON NOVEMBER 15, 1999.

                                    FORM 10-K
                                  MKR HOLDINGS
                                TABLE OF CONTENTS

                                     PART I
                                                                                                PAGE
                                                                                                ----
ITEM 1    Business ....................................................................           3

ITEM 2    Properties ..................................................................           5

ITEM 3    Legal Proceedings ...........................................................           5

ITEM 4    Submission of Matters to a Vote of Security Holders .........................           5

                                              PART II

ITEM 5    Market for the Registrant's Common Equity
                 and Related Stockholder Matters ......................................           6

ITEM 6    Selected Consolidated Financial Data ........................................           8

ITEM 7    Management's Discussion and Analysis of Consolidated
                 Financial Condition and Results of Operations ........................           9

ITEM 7A   Quantitative and Qualitative Disclosures about Market Risk ..................          14

ITEM 8    Consolidated Financial Statements and
                 Supplementary Data ...................................................          14

ITEM 9    Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure ...............................          14

                                              PART III

ITEM 10   Directors and Executive Officers of the Registrant ..........................          15

ITEM 11   Executive Compensation ......................................................          17

ITEM 12   Security Ownership of Certain Beneficial
                 Owners and Management ................................................          19

ITEM 13   Certain Relationships and Related Transactions ..............................          19

                                              PART IV

ITEM 14   Exhibits, Consolidated Financial Statement
                 Schedules and Reports on Form 8-K ....................................          21

SIGNATURES ............................................................................          26


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

ITEM 1.  BUSINESS

         Prior to November 30, 1999, MKR Holdings, formerly Marker International (the "Company") was a holding company which operated its business through its subsidiaries, Marker Deutschland GmbH ("Marker Germany"), Marker USA, Inc. ("Marker USA"), Marker Ltd., Marker Japan Co. Ltd. ("Marker Japan"), Marker Austria GmbH ("Marker Austria") and Marker Canada, Ltd. ("Marker Canada"). The Company and its subsidiaries were a leading designer, developer, manufacturer and marketer of alpine ski bindings in North America, Europe and Asia. Substantially all of the Company's ski bindings were manufactured by Marker Germany which also distributed bindings in Germany, to subsidiaries of the Company, and to independent distributors in countries where the Company did not have a distribution subsidiary.

         On November 30, 1999 (the "Closing Date"), the Company sold substantially all of its assets (including the equity securities of its subsidiaries) to Marker International GmbH, a GmbH organized under the laws of Switzerland ("Newco"), pursuant to an asset purchase agreement (as amended by the Amendment to the Asset Purchase Agreement dated as of September 20, 1999, the "Purchase Agreement") between the Company and Newco. In exchange, Newco assumed substantially all of the liabilities of the Company and the Company received a 15% equity interest in Newco. The remaining 85% equity interest in Newco is held by CT Sports Holding AG ("CT"), a joint venture between Tecnica S.p.A. and H.D. Cleven, the principal shareholder of the Volkl Group. Pursuant to the Purchase Agreement, CT was required to contribute to Newco $15,000,000 in cash for its 85% equity interest in Newco. After taking into account CT's purchase of 66.66% of Marker Canada in June 1999 for $1,025,501, CT contributed $13,974,499 to Newco in a combination of debt and equity.

         In connection with the Purchase Agreement, the Company and CT entered into an operating agreement which, among other things, grants CT an option (the "Option") to purchase the Company's 15% equity interest in Newco at any time on or after November 30, 2001, at the then fair market value, subject to reduction in an amount equal to the sum of: (a) any indemnity obligations of the Company to Newco, (b) all unreimbursed advances from Newco for operating and administrative expenses (currently estimated to be approximately $300,000 per year) and costs of defending indemnifiable claims, if any, incurred by Newco, together with interest thereon, (c) all advances by Newco to the Company to pay any income tax liability, together with interest thereon, plus (d) $775,000. Thereafter, the Company will be liquidated and the net proceeds of the exercise of the Option will be distributed to the shareholders of the Company in liquidation. In determining fair market value, all of CT's $15,000,000 transfer has been considered equity.

         In connection with the Purchase Agreement, the Company reached agreements-in-principle regarding the restructuring of its debt and the treatment of such debt under a Plan of reorganization with substantially all of its creditors that were impaired under the Plan of reorganization. On August 19, 1999, the Company, DNR North America, Inc. and DNR USA, Inc. (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of the

United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On September 22, 1999, the Debtors filed the First Amended Joint Chapter 11 Plan of Reorganization (as amended by the Amendment to the First Amended Joint Chapter 11 Plan of Reorganization, dated as of October 25, 1999, the "Plan") and a related disclosure statement (the "Disclosure Statement"). By order dated September 22, 1999, the Bankruptcy Court approved the Disclosure Statement as containing adequate information. The Disclosure Statement and the Plan were subsequently distributed to the Debtors' creditors and shareholders for approval, which approval was subsequently obtained. On October 27, 1999, the Plan was confirmed by order of the Bankruptcy Court (the "Confirmation Order"). Pursuant to the Confirmation Order, the Bankruptcy Court approved the Plan and the Purchase Agreement on October 27, 1999. The Company did not distribute any securities in connection with the Plan.

         As a result of the events described above, the Company is no longer engaged in the conduct of business and operates for the sole purpose of holding and subsequently liquidating its assets (which consists almost entirely of its equity interest in Newco). The Company is required to dissolve and liquidate all of its assets no earlier than November 30, 2002, and no later than November 30, 2004. If the Option is not exercised prior to liquidation, then upon liquidation, the shareholders of the Company will receive an equity interest in Newco equal to each shareholder's pro rata share of the Company's 15% equity interest in Newco.

         As of March 31, 2000, the Company's 15% equity interest in Newco (the "Investment") was valued at approximately $2.8 million ($3.6 million less the $775,000 that will be deducted from the purchase price if CT exercises the Option). The liquidation value has been determined by management based upon an independent fair market valuation of the Company's 15% equity interest in Newco. The valuation of the Company's Investment will be updated on an annual basis and the Investment valuation will be adjusted accordingly. The actual liquidation value of the Company's 15% equity interest in Newco, when such liquidation occurs, may materially differ from the value contained herein.

         The Company was incorporated in 1981 under the laws of the State of Utah. The Company's principal executive offices are located at 1070 West 2300 South, Salt Lake City, Utah 84119 and its telephone number is (801) 972-2100.

WORKING CAPITAL

         Effective November 30, 1999, the Company can borrow up to $300,000 annually from Newco to fund the costs inherent in liquidating the Company.

EMPLOYEES AND LABOR RELATIONS

         As of March 31, 2000, the Company had one employee. Kevin Hardy serves as the Company's President and Chief Financial Officer.

         Pursuant to the Plan, as of November 30, 1999, the business and affairs of the Company have been managed by and under the direction of the Company's Board of Directors, which consists of the following three members:
Kevin Hardy, Henry E. Tauber and Louis M. Alpern. In addition to being a director and an officer of the Company, Mr. Hardy serves as the Chief Financial Officer, Secretary and as a director of Marker USA, a subsidiary of Newco.

REGULATIONS

         Federal, state and local environmental regulations have not had, and are not expected to have, any material adverse effect upon the expenditures of the Company.

ITEM 2.  PROPERTIES

         The Company currently uses the headquarters building for Marker USA (located in Salt Lake City, Utah) to coordinate the liquidation of the Company.

ITEM 3.  LEGAL PROCEEDINGS

         A description of the Company's voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court is qualified in its entirety by reference to Part II, Item 1 of the Quarterly Report on Form 10-Q filed on November 15, 1999, and is herein incorporated by reference.

         The Company is not currently a party to or subject to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered in this report.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         The Company's common stock traded on the Nasdaq National Market under the symbol "MRKR" until October 28, 1998. The following table sets forth the high and low closing sale prices of the common stock, as reported by the Nasdaq National Market, for the calendar periods indicated, in dollars:

                QUARTER OR PERIOD ENDED 1998           HIGH            LOW
                -----------------------------          -----           ---
                 June 30                               $3.69          $1.63
                 September 30                           2.13            .38
                 October 1 - October 28                 1.12            .43

         From October 29, 1998, until the date hereof, the Company's common stock has been quoted on the over-the-counter bulletin board. The following table sets forth the high and low closing prices of the common stock, as quoted on the over-the-counter bulletin board, for the calendar periods indicated, in dollars.

                 QUARTER OR PERIOD ENDED                HIGH             LOW
                 -----------------------                ----             ---
                 1998
                 ----
                  October 29 - December 31             $ .93           $ .42
                 1999
                 ----
                  March 31                               .78             .42
                  June 30                                .59             .25
                  September 30                           .48             .19
                  December 31                            .59             .17
                 2000
                 ----
                  March 31                               .35             .20
                  June 30                                .24             .16

         Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

         Based upon information available from the Company's registrar and transfer agent, the Company estimates that at June 30, 2000, there were approximately 1,800 holders of record of the Company's common stock.

         The Company was recently notified by NASDAQ that it must apply for a different ticker symbol due to the name change of the Company. The Company intends to comply with such request.

DIVIDEND POLICY

         No dividends have been declared on the Company's common stock since 1984 and the Company does not anticipate paying any dividends.

SALES OF UNREGISTERED SECURITIES

         Except for the sale of 1,000,000 shares of the Company's Series B Preferred stock to Henry E. Tauber, a director of the Company (see Note 4 to the financial statements), the Company has not sold any unregistered securities in the previous three years.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following consolidated financial information is provided for the last five fiscal years. The information is qualified in its entirety by, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto included herein (in thousands, except notes).

                                                           April 1,1999                For Fiscal Years Ended March 31,
CONSOLIDATED INCOME STATEMENT DATA                         to November       --------------------------------------------------
                                                             30, 1999           1999         1998          1997          1996
                                                             --------        ---------    ---------     ---------     ---------
Net sales                                                  $  34,140         $  74,167    $  81,401     $  83,076     $  87,911
Cost of sales                                                 21,635            54,638       54,460        50,441        52,608
                                                           ---------         ---------    ---------     ---------     ---------
Gross profit                                                  12,505            19,529       26,941        32,635        35,303
                                                           ---------         ---------    ---------     ---------     ---------
Operating expenses:
   Selling                                                     5,305            15,275       13,065        14,730        14,592
   General and administrative                                  5,468            15,401        7,475         8,616        10,559
   Research and development                                    1,170             2,756        3,003         2,996         2,762
   Warehousing and shipping                                    1,160             2,020        1,660         1,617         1,566
                                                           ---------         ---------    ---------     ---------     ---------
      Total operating expenses                                13,103            35,452       25,203        27,959        29,479
                                                           ---------         ---------    ---------     ---------     ---------
Operating (loss) income                                         (598)          (15,923)       1,738         4,676         5,824
                                                           ---------         ---------    ---------     ---------     ---------
Other income (expense):
   Interest expense                                           (2,392)           (6,637)      (5,746)       (5,109)       (5,193)
   Other, net                                                   (796)            1,508           33         2,814         2,072
                                                           ----------        ---------    ---------     ---------     ---------
      Total other income (expense)                            (3,188)           (5,129)      (5,713)       (2,295)       (3,121)
                                                           ---------         ---------    ---------     ---------     ---------
(Loss) income from continuing operations before
   reorganization items, income taxes and cumulative
   effect of accounting change                                (3,786)          (21,052)      (3,975)        2,381         2,703
Reorganization items:
   Gain on sale of substantially all assets                   16,537                 -            -             -             -
   Professional Fees                                          (1,367)                -            -             -             -
   Other general and administrative expenses                    (119)                -            -             -             -
                                                           ---------         ---------    ---------     ---------     ---------
                                                              15,051                 -            -             -             -
                                                           ---------         ---------    ---------     ---------     ---------
(Loss) income from continuing operations before
   income taxes and cumulative effect of accounting
   change                                                     11,265           (21,052)      (3,975)        2,381         2,703
Provision for income taxes                                       (12)           (1,458)      (1,158)         (700)         (609)
                                                           ---------         ---------    ---------     ---------     ---------
(Loss) income from continuing operations before
   cumulative effect of accounting change                     11,253           (22,510)      (5,133)        1,681         2,094
Cumulative effect of accounting change, net of tax                 -                 -            -             -          (266)
                                                           ---------         ---------    ---------      --------     ---------
(Loss) income from continuing operations                      11,253           (22,510)      (5,133)        1,681         1,828
                                                           ---------         ---------    ---------     ---------     ---------
Discontinued operations:
  (Loss) income from operations of discontinued
     snowboard business, net of income taxes                       -            (1,484)     (12,196)        2,921         1,595
  Gain (loss) on disposal of snowboard business                1,634           (24,024)           -             -             -
                                                           ---------         ---------    ---------     ---------     ---------
(Loss) income from discontinued operations                     1,634           (25,508)     (12,196)        2,921         1,595
                                                           ---------         ---------    ---------     ---------     ---------
Income (loss) before extraordinary item                       12,887           (48,018)     (17,329)        4,602         3,423
                                                           ---------         ---------    ---------     ---------     ---------
Extraordinary item - Gain on restructuring of debt
   (net of income tax benefit of $0)                          15,422                 -            -             -             -
                                                           ---------         ---------    ---------     ---------     ---------
Net (loss) income                                          $  28,309         $ (48,018)   $ (17,329)    $   4,602     $   3,423
                                                           =========         =========    =========     =========     =========

Net (loss) income applicable to common shares              $  28,309         $ (48,187)   $ (17,329)    $   4,602     $   3,423
                                                           =========         =========    =========     =========     =========



                                                       For Fiscal Years Ended March 31,
                                         -----------------------------------------------------------
CONSOLIDATED BALANCE SHEET DATA             1999             1998            1997             1996
-------------------------------             ----             ----            ----             ----
Current assets                           $  47,082       $  77,614        $  78,271       $  64,592
Total assets                                58,973         105,120          117,140          87,265
Current liabilities                         81,941          70,868           57,146          51,045
Long-term debt, net of
   current maturities                        3,821          14,898           16,487           5,452
Series A Bonds, net of
   current maturities                           -            5,500           10,000          10,000
Minority interest                               -            1,447            1,810              -
Redeemable preferred stock                   3,000              -                -               -
Total shareholders'
   equity (deficit)                        (29,789)         12,407           31,697          20,768

STATEMENT OF NET ASSETS IN LIQUIDATION AS OF MARCH 31, 2000
-----------------------------------------------------------
                                                                                     MARCH 31, 2000
                                                                                     --------------
Total assets in liquidation                                                                 $ 2,906
Total liabilities in liquidation                                                                238
Net assets in liquidation                                                                   $ 2,668
Net assets in liquidation per common share (based on                                        $   .24
    11,120,577 common shares outstanding)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         PURCHASE AGREEMENT WITH NEWCO - On November 30, 1999 (the "Closing Date"), the Company sold substantially all of its assets (including the equity securities of its subsidiaries) to Marker International GmbH, a GmbH organized under the laws of Switzerland ("Newco"), pursuant to an asset purchase agreement (as amended by the Amendment to the Asset Purchase Agreement dated as of September 20, 1999, the "Purchase Agreement") between the Company and Newco. In exchange, Newco assumed substantially all of the liabilities of the Company and the Company received a 15% equity interest in Newco. The remaining 85% equity interest in Newco is held by CT Sports Holding AG ("CT"), a joint venture between Tecnica S.p.A. and H.D. Cleven, the principal shareholder of the Volkl Group. Pursuant to the Purchase Agreement, CT was required to contribute to Newco $15,000,000 in cash for its 85% equity interest in Newco. After taking into account CT's purchase of 66.66% of Marker Canada in June 1999 for $1,025,501, CT contributed $13,974,499 to Newco in a combination of debt and equity.

         In connection with the Purchase Agreement, the Company and CT entered into an operating agreement which, among other things, grants CT an option (the "Option") to purchase the Company's 15% equity interest in Newco at any time on or after November 30, 2001 at the then fair market value, subject to reduction in an amount equal to the sum of: (a) any indemnity obligations of the Company to Newco, (b) all unreimbursed advances from Newco for operating and administrative expenses (currently estimated to be approximately $300,000 per year) and costs of defending indemnifiable claims, if any, incurred by Newco, together with interest thereon, (c) all advances by Newco to the Company to pay any income tax liability, together with interest thereon, plus (d) $775,000. Thereafter, the Company will be liquidated and the net proceeds of the exercise of the Option will be distributed to the shareholders of the Company in liquidation. In determining fair market value, all of CT's $15,000,000 transfer has been considered equity.

         In connection with the Purchase Agreement, the Company reached agreements-in-principle regarding the restructuring of its debt and the treatment of such debt under a plan of reorganization with substantially all of its creditors that were impaired under the Plan of reorganization. On August 19, 1999, the Company, DNR North America, Inc. and DNR USA, Inc. (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On September 22, 1999, the Debtors filed the First Amended Joint Chapter 11 Plan of Reorganization (as amended by the Amendment to the First Amended Joint Chapter 11 Plan of Reorganization, dated as of October 25, 1999, the "Plan") and a related disclosure statement (the "Disclosure Statement"). By order dated September 22, 1999, the Bankruptcy Court approved the Disclosure Statement as containing adequate information. The Disclosure Statement and the Plan were subsequently distributed to the Debtors' creditors and shareholders for approval, which approval was subsequently obtained. On October 27, 1999, the Plan was confirmed by order of the Bankruptcy Court (the "Confirmation Order"). Pursuant to the Confirmation Order, the Bankruptcy Court approved the Plan and the Purchase Agreement on October 27, 1999. The Company did not distribute any securities in connection with the Plan.

         As a result of the events described above, the Company is no longer engaged in the conduct of business and operates for the sole purpose of holding and subsequently liquidating its assets (which consists almost entirely of its equity interest in Newco). The Company is required to dissolve and liquidate all of its assets no earlier than November 30, 2002, and no later than November 30, 2004. If the Option is not exercised prior to liquidation, then upon liquidation, the shareholders of the Company will receive an equity interest in Newco equal to each shareholder's pro rata share of the Company's 15% equity interest in Newco.

         EXTRAORDINARY ITEM - GAIN ON EXTINGUISHMENT OF DEBT - The Company recognized an extraordinary gain of $15.4 million from the Company's restructuring of debt with Manufacturers and Traders Trust Company ("M&T Bank"), KeyBank National Association ("KeyBank"), the holder of the Company's Series A bonds and Hypo Vereinsbank (New York branch). As of the Closing Date, Marker Germany had debts outstanding with Hypo Vereinsbank and Deutsche Bank totaling $53.4 million. Pursuant to the Purchase Agreement, Marker Germany was acquired by Newco and is no longer a subsidiary of the Company.

         GAIN ON SALE OF ASSETS AND INVESTMENT IN NEWCO - The Company recognized a gain of $16.5 million from the sale to Newco of substantially all of the Company's assets and the assumption by Newco of certain of the Company's liabilities pursuant to the Purchase Agreement.

         The Company has valued and accounted for its 15% equity interest in Newco (the "Investment") based the estimated liquidation value. Based upon the sales price of substantially all of the assets, the initial liquidation value was approximately $1.9 million. Changes in liquidation value to date are recorded as unrealized gains or losses in each period. As of March 31, 2000, based on a report by an independent appraiser, the Investment was valued at approximately $2.8 million ($3.6 million less the $775,000 that will be deducted from the purchase price if CT exercises the Option) which resulted in an unrealized gain of $968,000 to the Company. Such appraisal of the value of the Investment will be updated going forward on at least an annual basis and the accounting of the Investment will be adjusted accordingly. The actual liquidation value of the Company's 15% equity interest in Newco, when such liquidation occurs, may differ materially from the estimated value recorded herein. The financial statements of Newco will be filed by an amendment to this Form 10-K within 180 days of March 31, 2000.

RESULTS OF CONTINUING OPERATIONS

THE PERIOD FROM APRIL 1, 1999 TO NOVEMBER 30, 1999 COMPARED TO FISCAL YEAR
1999

         Comparisons of the results of operations and related cash flows set forth below for the period from April 1, 1999 to November 30, 1999, to the prior fiscal year are not meaningful due to the consummation of the transactions contemplated in the Purchase Agreement. As discussed in Note 1 to the financial statements, the Company is no longer engaged in the conduct of business and operates for the sole purpose of holding and subsequently liquidating its assets. Since December 1, 1999, the Company's financial reporting is being made in accordance with the liquidation basis of accounting. The following discussion relates to the results of operations prior to December 1, 1999 (April 1, 1999 to November 30, 1999), which are presented on a going concern basis.

         Net sales for the period from April 1, 1999 to November 30, 1999 decreased to $34.1 million, compared to $74.2 million in fiscal year 1999. The decrease in sales is primarily due to: (i) the sale of substantially all of the Company's assets (including the equity securities of its subsidiaries) to Newco on November 30, 1999, (ii) the licensing of soft good sales to Ski and Sports Recreation Company, L.L.C. ("SSRC"), the licensee of Marker clothing and other soft goods, effective April 1, 1999, and (iii) lower sales in the United States due to unseasonably warm weather and lower market share.

         Gross profit for the period from April 1, 1999 to November 30, 1999 was $12.5 million, or 36.6% of net sales, compared to $19.5 million, or 26.3% of net sales, for fiscal year 1999. The decrease in gross profit amount is due to the decrease in sales, as explained above. The increase in the gross profit percentage is due to (i) personnel reductions at the manufacturing plant in Germany and (ii) the shutdown of the factory for a total of nineteen weeks of the prior year which lowered the gross margin percentage for the prior year due to unabsorbed overhead. The personnel reductions were a result of the implementation of production efficiencies.

         Operating expenses for April 1, 1999 to November 30, 1999 decreased to $13.1 million, compared to $35.5 million for fiscal year 1999. The decrease in operating expenses is primarily due to: (i) the sale of substantially all of the assets (including the equity securities of its subsidiaries) of the Company to Newco on November 30, 1999, (ii) the licensing of soft good sales to SSRC, the licensee of Marker clothing and other soft goods, effective April 1, 1999, and (iii) cost reductions.

         Interest expense for the period from April 1, 1999 to November 30, 1999 decreased to $2.4 million, compared to $6.6 million for fiscal year 1999. This decrease was attributable to lower borrowing requirements due to the sale of substantially all of the Company's assets and the assumption of substantially all of the Company's liabilities by Newco on November 30, 1999, and the restructuring of company debt pursuant to the Plan.

         Other income (loss) for period from April 1, 1999 to November 30, 1999 decreased to $(0.8) million, compared to $1.5 million for fiscal year 1999. The decrease in other income (loss) is primarily due to realized and unrealized foreign exchange losses of $(0.6) million for fiscal year 2000, compared to the realized and unrealized foreign exchange gains of $2.9 million for fiscal year 1999.

FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998

         Net sales decreased 8.9% in fiscal year 1999 to $74.2 million, compared to $81.4 million in fiscal year 1998. The decrease in sales is primarily attributable to unseasonably warm weather in the United States during the fall and winter months and lower sales to independent distributors in Asia and Europe due to an overall market decline in demand.

         Gross profit for fiscal year 1999 decreased to $19.5 million, and decreased as a percentage of sales to 26.3%, compared to $26.9 million, or 33.1% of sales, for fiscal year 1998. The decrease in gross profit percentage primarily resulted from (i) unabsorbed fixed costs related to the temporary shutdown of the production line in Germany, (ii) increased inventory reserves for closeout inventory, and (iii) lower margins from the sale of the Company's clothing and soft goods products. The decrease in clothing and soft goods margins resulted from an increase in closeout product sales, which typically produce lower margins.

         Operating expenses increased to $35.5 million for fiscal year 1999, compared to $25.2 million for fiscal year 1998. The increase resulted primarily from; (i) legal and advisory fees paid to assist the Company in developing and implementing restructuring plans and negotiating with lenders, (ii) operation costs of a new distribution subsidiary in Canada, which began its operations in January 1998, and (iii) accrued severance costs due to a reduction in the labor force at the production facility in Germany.

         Interest expense increased to $6.6 million for fiscal year 1999, compared to $5.7 million for fiscal year 1998. The increase was attributable to an increased average borrowing level which was required to satisfy higher working capital requirements due to the Company's historical losses and a higher interest rate which was applied to the U.S. credit line in 1999.

         Other income increased to $1.5 million in fiscal year 1999, compared to $33,000 in fiscal year 1998. The increase in other income was primarily the result of realized and unrealized net gains on forward foreign currency contracts and the result of realized and unrealized net gains on unhedged payables denominated in foreign currencies.

         The provision for income taxes increased from $1.2 million in fiscal 1998 to $1.4 million in fiscal 1999. The increase in the provision for income taxes is attributable to the increase in the valuation allowance for deferred tax assets since management believes that none of the deferred tax assets will be realized.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary cash needs are for its payroll and for the professional fees incurred in preparing the Company's monthly financial statements and in connection with its required SEC filings.

         The Company's sole source of working capital is monthly advances from Newco. Pursuant to the Purchase Agreement, Newco is obliged to lend up to $300,000 annually to the Company for its operations and associated expenses. This obligation extends until November 30, 2001, the second anniversary of the Closing Date. The Company currently has no commitments to fund its operations subsequent to November 30, 2001. As of March 31, 2000, the Company had received $55,000 in advances from Newco. The Company believes that $300,000 should be adequate to fund the required activities of the Company on an annual basis until November 30, 2001, absent unanticipated or extraordinary circumstances. The funds advanced from Newco to the Company will reduce the value to be received by the Company upon its liquidation. The interest rate for advances from Newco is 5%.

OTHER MATTERS

         Pursuant to the Plan, the Company changed its name to MKR Holdings. Pursuant to the Confirmation Order, the Company amended its articles of incorporation and by-laws to satisfy the provisions of the Purchase Agreement, the Plan and the Confirmation Order.

         Pursuant to the Plan, as of November 30, 1999, the business and affairs of the Company have been managed by, and under the direction of, a Board of Directors, which consists of Kevin Hardy, Henry E. Tauber and Louis
M. Alpern. In addition to being a director and an officer of the Company, Mr. Hardy serves as the Chief Financial Officer and Secretary and a director of Marker USA, a subsidiary of Newco.

         Effective October 27, 1999, the Company canceled all 1,531,800 outstanding stock options. Since such time, the Company has not granted stock options in the Company.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is exposed to market risk, including various interest rate and foreign currency exchange rate risks.

         FOREIGN CURRENCY RISK - The functional currency of Newco is the Euro. As a result, the value of the Company's Investment in Newco is subject to foreign currency fluctuations between the U.S. Dollar and the Euro which could have a material impact on the fair value of the Company's Investment.

         INTEREST RATE RISK - The Company no longer has any significant exposure to market risks for changes in interest rates since the Company's borrowings from Newco is at a fixed rate of 5%.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Refer to Consolidated Financial Statements included separately herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Due to the sale of substantially all of the assets of the Company, including the common stock of all its subsidiaries, all of the Company's employees were terminated on November 30, 1999. However, the majority of the Company's employees continued their employment with the subsidiaries of Newco by whom they were previously employed. The following table sets forth information with respect to the executive officers and directors of the Company during fiscal year 2000:

                                                                   Date
                                                                 Appointed
                                                                to Present          Other Business Experience
             Name                          Title         Age      Position             During Past Five Years
----------------------------       -------------------   ---    ------------ --------------------------------
Kevin Hardy                        President and a        36          1999   Chief Financial Officer Marker USA 1991
                                   Director of MKR                           - Present and Marker Ltd. 1991 - 1998
                                   Holdings

Peter C. Weaver (1)                President, Chief       51          1998   President of  Easton Technical Products
                                   Executive Officer                         1991-1998
                                   and a Director of
                                   Marker
                                   International

Eiichi Isomura (2)                 Chairman of Marker     63          1981   President of Isomura Sangyo Kaisha Ltd.
                                   Japan                                     and President of Isomura Seisakusho
                                                                             KK.  Director of Marker International
                                                                             1990 - 1998

Dr. Wilhelm Fahrngruber (3)        Chairman and           59          1990   Chairman and Managing Director of
                                   Managing Director                         Marker Germany
                                   of Marker Germany

Otto H. Harsanyi (2)               Director of Marker     52          1992   Patent Engineer and General Manager of
                                   Germany and                               Group Bernard Tapie, 1986-1992
                                   Assistant
                                   Secretary of
                                   Marker
                                   International

Daryl P. Santos (4)                Vice President of      48          1985   Vice President of Marker International
                                   Marker
                                   International

Kirk S. Langford (2)               Executive Vice         45          1994   Vice President of Marker USA,
                                   President of                              1992-1994; Director of Sales of Marker
                                   Marker USA                                USA, 1990-1992


Premek Stepanek (2)                Managing Director      63          1991   Managing Director of Marker Germany
                                   of Marker Germany

Henry E. Tauber                    Director of MKR        59          1999   Chief Executive Officer and President
                                   Holdings                                  of Marker International, 1984-1998

Louis M. Alpern                    Director of MKR        52          1999   Eye Surgeon & Physician (1978 -
                                   Holdings                                  present) and Medical Director of Vista
                                                                             Entre Las Fronteras (1985 - present)

Graham S. Anderson (5)             Director of Marker     67          1985   Chairman and Chief Executive Officer of
                                   International                             Pettit-Morry Co. (1987-1994).  Director
                                                                             of Commerce Bank Corporation, Gray
                                                                             Harbor Paper Company (1992-1998),
                                                                             Acordia Northwest, Inc. (1994-1997) and
                                                                             Tully's Coffee Company Corporation.
                                                                             Chairman of the National Association of
                                                                             Insurance Brokers (1997) and Alberg
                                                                             Holding Company (1990-1995).

John G. McMillian (5)              Chairman of the        74          1998   Director of Marker International, 1990
                                   Board of Marker                           - 1999.  Chairman of the Board,
                                   International                             President and Chief Executive Officer
                                                                             of Allegheny & Western Energy
                                                                             Corporation, 1987-1995; Director of
                                                                             SunBank Miami N.A. (Sun Trust).

Vinton H. Sommerville (5)          Director of Marker     63          1990   Chief Executive Officer and Chairman of
                                   International                             the Board of Slim Sommerville, Inc.,
                                                                             1988-present.


-------------------

(1) Resigned as the Company's Chief Executive Officer, President and a Director of its Board of Directors in fiscal year 2000. Mr. Weaver now serves as Chief Executive Officer of Newco.

(2) Resigned as an officer of the respective subsidiary of the Company by which he was employed during fiscal year 2000 in connection with the sale of substantially all of the assets of the Company, as explained above.

(3) Resigned as the Chairman and Managing Director of Marker Germany on July 1, 1999.

(4)      Resigned as a Vice President of Marker International on April 1, 1999.

(5) Resigned as a Director of the Company, during fiscal year 2000 in connection with the sale of substantially all of the assets of the Company, as explained above.

         Each executive officer is appointed by the Board of Directors and serves at the request of the Board of Directors. Each member of the Board of Directors is reimbursed by the Company for any expenses he incurs as a result of attending Board and committee meetings.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid or accrued by the Company to, or on behalf of, its Chief Executive Officer and its four other most highly compensated executive officers who earned over $100,000 annually for services rendered during the period from April 1, 1999 through November 30, 1999 and the fiscal years 1999 and 1998 (collectively, the "Named Executive Officers").

                                            SUMMARY COMPENSATION TABLE

                                                                               Long-Term
                                                    ANNUAL COMPENSATION       Compensation
                                          --------------------------------      Awards
                                                              Other Annual    ------------
   Name and Principal           Fiscal     Salary   Bonus     Compensation      Options      All Other (3)
      Position                   Year        $        $            $               #         Compensation
---------------------------     ------    -------   ------    ------------     ---------     ------------
Peter C. Weaver                  2000     200,000        -        (4)                 -             4,000
   President and Chief           1999     144,423   50,000        (4)           900,000             1,500
   Executive Officer of          1998           -        -        (4)                 -                 -
   Marker International (1)

Premek Stepanek                  2000      79,150        -        (4)                 -                 -
   Managing Director of          1999     163,451        -        (4)                 -                 -
   Marker Germany (2)            1998     157,785        -        (4)                 -                 -


Dr. Wilhelm Fahrngruber          2000     118,246        -        (4)                 -                 -
   Chairman and Managing         1999     210,088        -        (4)                 -                 -
   Director of Marker Germany    1998     198,258        -        (4)                 -                 -
   (2)

Kevin Hardy                      2000      80,364   14,000        (4)                 -             4,164
   President and Chief           1999     167,137        -        (4)                 -             3,250
   Financial Officer of MKR      1998     159,134        -        (4)                 -             2,890
   Holdings

Kirk S. Langford                 2000     100,000        -        (4)                 -               583
   Executive Vice President      1999     150,000        -        (4)                 -             1,333
   Marker USA                    1998     143,750   35,000        (4)                 -             3,375

Eiichi Isomura                   2000      74,771        -        (4)                 -                 -
   President Marker Japan (2)    1999     118,925        -        (4)                 -                 -
                                 1998     193,925        -        (4)                 -                 -


(1) During fiscal year 2000, Peter C. Weaver resigned as the Company's President and Chief Executive Officer. As of December 1, 2000, Mr. Weaver became President of Newco. Mr. Weaver also retained his positions as President of Marker USA and Managing Director of Marker Germany, each of which became subsidiaries of Newco as of November 30, 1999 under the terms of the Purchase Agreement.

(2) The Company pays salaries to its employees in the applicable local currency. The above salaries are translated into US Dollars based on exchange rates of US $1 for DM 2.09 and US $1 for Yen 106 with respect to the employees employed by Marker Germany and Marker Japan, respectively.

(3) The amount of perquisites and other personal benefits received by the indicated officer did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus for the year.

(4) Amounts indicated pertain to Company contributions to the Company's 401(k) retirement plan.

         The Company had entered into employment agreements with Premek Stepanek, Managing Director of Marker Germany, and Dr. Wilhelm Fahrngruber, Chairman and Managing Director of Marker Germany. Mr. Stepanek and Dr. Fahrngruber received base salaries of $108,113 and $162,198, respectively (based on an exchange of the German Mark to the US Dollar of US $1 to DM 2.09). Dr. Fahrngruber's contract expires in 2000 and Mr. Stepanek's contract expires in 2002. These employment agreements were assumed by Newco under the terms of the Purchase Agreement.

         On October 8, 1998, the Company entered into a five year employment agreement with Mr. Weaver providing for an annual base salary of $300,000. In addition, on October 23, 1998, Mr. Weaver received options to purchase 900,000 shares of common stock of the Company at an exercise price of $0.50 per share, the per share fair market value of the Company's common stock on that date. The Company's employment agreement with Mr. Weaver was renegotiated by Newco as part of the terms of the Purchase Agreement.

         The Board of Directors has a Compensation Committee consisting of Henry E. Tauber and Louis M. Alpern. The Compensation Committee's responsibilities are: (a) to determine and approve compensation arrangements for the executive officer of the Company and (b) to review and recommend director and officer nominees for election by the Company's shareholders or the Board of Directors, as the case may be. The Compensation Committee does not have a procedure for considering nominees to the Board of Directors who have been recommended by the shareholders.

AGGREGATED STOCK OPTION EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR-END VALUES

         Effective October 27, 1999, the Company canceled all 1,531,800 outstanding stock options. From April 1, 1999 until such time, none of the Named Executive Officers exercised stock options to acquire shares of the Company's Common Stock.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of June 30, 2000 by: (i) each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, (ii) each of the Company's Directors, (iii) each of the Named Executive Officers and (iv) all directors and executive officers as a group.

                                                       Number of Shares          Percentage of
Name and Address of Beneficial Owner                  Beneficially Owned             Class
------------------------------------                  ------------------         -------------
Ralano Family Partners, Ltd.
Attention: Louis M. Alpern
2201 N Stanton                                            1,537,800                   13.8%
El Paso, TX  79902-3211

Directors and Executive Officers
--------------------------------
Henry E. Tauber                                          4,326,055                     38.9%
All directors and officers as a group                    4,326,055                     38.9%


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the period from April 1, 1999 through November 30, 1999, and the fiscal years 1999 and 1998, Marker Japan purchased ski bindings and services totaling approximately $56,000, $66,000, and $92,000, respectively, from Isomura Seisakusho KK ("Isomura Seisakusho"), a company of which Eiichi Isomura, a shareholder and former director of the Company, is the president, director and owner of more than ten percent of the outstanding stock.

         Marker Japan leased office space in Tokyo, Japan, and received distribution services from Isomura Sangyo, a company of which Eiichi Isomura, a shareholder and former director of the Company, is the president, director and owner of more than ten percent of the outstanding stock. In connection therewith, for the period from April 1, 1999 to November 30, 1999 and for the fiscal years 1999 and 1998, Marker Japan made payments to Isomura Sangyo totaling approximately $138,000, $238,000 and $280,000, respectively.

         The Company purchased insurance through an insurance broker, Acordia Northwest Inc., of which Graham S. Anderson, a former director of the Company, was also a director. The Company incurred approximately $684,000 and $748,000 of premiums for such insurance for the fiscal years 1999 and 1998, respectively.

         DNR Sportsystem, Ltd., a former subsidiary of the Company, purchased snowboards from an affiliated entity, of which Gregor Furrer & Partner Holding AG, a former minority shareholder of DNR Sportsystem, Ltd., was a partner. Snowboards purchased from the related party totaled approximately $900,000 and $5.9 million during 1999 and 1998, respectively.

         On August 24, 1998, Henry E. Tauber, former president and chief executive officer of Marker and a member of Marker's board of directors, purchased 1,000,000 shares of the Company's Series B Preferred Stock, $0.01 par value (the "Preferred Stock"), for a purchase price of $3,000,000. Allen & Company Incorporated, an investment banking firm, provided a report on the transaction to the Board of Directors, concluding that the terms of the sale of the Preferred Stock were fair and reasonable, and no less favorable to the Company than those that could be obtained from an unrelated third party making a similar investment in the Company.

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

               MKR HOLDINGS
               Report of Independent Public Accountants                                                F-1
               Statement of Net Assets in Liquidation as of March 31, 2000                             F-2
               Statement of Changes in Net Assets in Liquidation for the Period from
                 December 1, 1999 to March 31, 2000                                                    F-2
               Consolidated Balance Sheet as of March 31, 1999                                         F-3
               Consolidated Balance Sheet (Continued) as of March 31, 1999                             F-4
               Consolidated Statements of Operations for the Years Ended March 31, 1999
                 and 1998 and for the Period from April 1, 1999 to November 30, 1999                   F-5
               Consolidated Statements of Shareholders' (Deficit) Equity
                 for the Years Ended March 31, 1999 and 1998 and for the
                 Period from April 1, 1999 to November 30, 1999                                        F-6
               Consolidated Statements of Cash Flows for the Years Ended
                 March 31, 1999 and 1998 and for the Period from April 1,
                 1999 to November 30, 1999                                                             F-7
               Notes to Financial Statements                                                           F-8

               MARKER INTERNATIONAL GmbH

               The Financial Statements of Newco will be filed through an Amendment to this Form 10-K within 180 days of March 31,
               2000.

     2.        FINANCIAL STATEMENT SCHEDULE

               Report of Independent Public Accountants on Schedule                                     24
               Schedule II - Valuation and Qualifying Accounts                                          25


     3.              LIST OF EXHIBITS

             3.1     Third Amended and Restated Articles of Incorporation of
                     Marker International, accepted on December 7, 1999 by the Secretary of State of Utah, changing name to MKR
                     Holdings (Filed as exhibit 3.1 to the Company's Form
                     10-Q filed on February 14, 2000 and incorporated herein by reference).

             3.2     Second Amended and Restated Bylaws of Marker
                     International, adopted on December 7, 1999, changing name to MKR Holdings (Filed as exhibit 3.2 to the Company's Form 10-Q filed on February 14, 2000 and incorporated herein by reference).

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

           10.34 Asset Purchase Agreement dated as of July 30, 1999 between Marker International and Marker International
                     GmbH (Filed as exhibit 2.1 to the Company's Form 8-K filed August 6, 1999 and incorporated herein by reference).

           10.35 Amendment to the Asset Purchase Agreement, dated as of September 20, 1999, by and between Marker
                     International, as seller, and Marker International
                     GmbH, as buyer (Filed as exhibit 10.1 to the Company's
                     Form 8-K filed on November 12, 1999 and herein incorporated by reference).

           10.36     Petition for relief under Chapter 11 of the United
                     States Bankruptcy Code by Marker International, DNR
                     USA, Inc. and DNR North America, Inc. filed on August
                     19, 1999 with the United States Bankruptcy Court for the District of Delaware


           10.37     Confirmation of the petition for relief under Chapter
                     11 of the United States Bankruptcy Code by Marker
                     International, DNR USA Inc. and DNR North America, Inc. on
                     October 27, 1999 by the United States Bankruptcy Court for the District of Delaware (Filed as exhibit 2.1 to the Company's Form 8-K filed on November 12, 1999 and incorporated herein by reference).

           10.38 Operating Agreement dated as of November 30, 1999 between Marker International GmbH, CT Sports Holding AG and Marker International (Filed as exhibit 4.1 to the Company's Form 8-K/A filed on December 13, 1999 and incorporated herein by reference).

           10.39 First Amended Joint Chapter 11 Plan of Reorganization of Marker International, DNR USA, Inc. and DNR North
                     America, Inc., dated September 22, 1999 (Filed as exhibit 2.2 to the Company's Form 8-K filed on November
                     12, 1999 and incorporated herein by reference).

           10.40     Amendment to First Amended Joint Chapter 11 Plan of
                     Reorganization dated as of October 25, 1999 (Filed as exhibit 2.6 of the Company's Form 10-Q filed on November 12, 1999 and incorporated herein by reference).

           10.41     Disclosure Statement for the Plan dated September 22,
                     1999 (Filed as exhibit 2.5 of the Company's Form 10-Q filed on November 12, 1999 and incorporated herein by reference).

           21.1      Subsidiaries of the Registrant.*

           27        Financial Data Schedule.*


(b)                  REPORTS FILED ON FORM 8-K:
                     None

-------------------

* filed herewith

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


To MKR Holdings:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of MKR Holdings included in this Form 10-K, and have issued our report thereon dated July 7, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP


Salt Lake City, Utah
July 7, 2000

                                  MKR HOLDINGS
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                Balance at
                               Beginning of                              Amounts                            Balance at End
                                  Period            Provisions         Written Off         Other (1)          of Period
                               ------------       --------------     ---------------     -------------      --------------
FOR THE PERIOD FROM
APRIL 1, 1999 TO
NOVEMBER 30, 1999

Allowance for doubtful
   accounts                     $    1,721          $     166           $    (134)          $ (1,753)          $        0

FOR THE YEAR ENDED
MARCH 31, 1999

Allowance for doubtful
   accounts                     $    1,697          $   1,847           $  (1,691)          $   (132)          $    1,721

FOR THE YEAR ENDED
MARCH 31, 1998

Allowance for doubtful
   accounts                     $    2,139          $     813           $  (1,176)          $    (79)          $    1,697


(1) The allowance for doubtful accounts is translated to U.S. Dollars at the exchange rate at the end of a reporting period. The provision and amounts written off are translated at the weighted-average rates of exchange prevailing during the reporting period. Amounts classified as "other" represent the effects of foreign currency translation on the allowance amount for the period. For the period from April 1, 1999 through November 30, 1999, the amount classified as "other" is primarily due to the transfer of the balances of the allowance for doubtful accounts for the subsidiaries to Newco.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Salt Lake and the State of Utah on July 17, 2000.

                                     MKR HOLDINGS

                                     By:  /s/ Kevin Hardy
                                          -------------------------------------
                                          Kevin Hardy
                                          President and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                           Title                        Date
     ---------                           -----                        ----

/s/ Kevin Hardy              President (Principal Executive       July 17, 2000
-------------------------    Officer) and Chief Financial         -------------
    Kevin Hardy              Officer (Principal Financial and
                             Accounting Officer)

/s/ Henry E. Tauber          Director                             July 17, 2000
-------------------------                                         -------------
    Henry E. Tauber

/s/ Louis M. Alpern          Director                             July 17, 2000
-------------------------                                         -------------
    Louis M. Alpern

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To MKR Holdings:

We have audited the statement of net assets in liquidation of MKR Holdings (a Utah corporation) (the "Company") as of March 31, 2000 and the related statement of changes in net assets in liquidation for the period from December 1, 1999 to March 31, 2000. In addition, we have audited the consolidated balance sheet as of March 31, 1999 and the related consolidated statements of operations, shareholders' (deficit) equity and cash flows for the years ended March 31, 1999 and 1998 and for the period from April 1, 1999 to November 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the financial statements, the shareholders approved a plan of liquidation on November 30, 1999, in connection with the sale of substantially all of its operating assets. As a result, the Company has changed its basis of accounting for periods subsequent to November 30, 1999 from the going concern basis to the liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, MKR Holdings' net assets in liquidation as of March 31, 2000, and the changes in the net assets in liquidation for the period from December 1, 1999 to March 31, 2000 and its financial position as of March 31, 1999, and the results of its operations and its cash flows for the years ended March 31, 1999 and 1998 and for the period from April 1, 1999 to November 30, 1999 in conformity with accounting principles generally accepted in the United States on the bases described in the preceding paragraph.


ARTHUR ANDERSEN LLP


Salt Lake City, Utah
July 7, 2000

                                  MKR HOLDINGS
                     STATEMENT OF NET ASSETS IN LIQUIDATION
                                 MARCH 31, 2000
                             (Dollars in Thousands)

Assets:
     Cash and cash equivalents                                                $           66
     Investment in Marker International GmbH                                           2,840
                                                                              --------------
Total assets in liquidation                                                            2,906
                                                                              --------------
Liabilities:
     Accounts payable and accrued liabilities                                            183
     Advances payable to Marker International GmbH                                        55
                                                                              --------------
Total liabilities in liquidation                                                         238
                                                                              --------------
Net assets in liquidation                                                     $        2,668
                                                                              ==============
Net assets in liquidation per common share
     (based on 11,120,577 common shares outstanding)                          $           .24
                                                                              ===============


                                  MKR HOLDINGS
                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
           FOR THE PERIOD FROM DECEMBER 1, 1999 THROUGH MARCH 31, 2000
                             (Dollars in Thousands)


Unrealized gains on investment in Marker International GmbH                   $            968
                                                                              ----------------
General and administrative expenses                                                       (196)
                                                                              ----------------
Net change in net assets for the period                                                    772

Net assets at December 1, 1999                                                           1,896
                                                                              ----------------
Net assets at March 31, 2000                                                  $          2,668
                                                                              ================


                             See accompanying notes.

                                  MKR HOLDINGS
                           CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 1999
                             (Dollars in Thousands)

                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                         $    5,547
     Accounts receivable, net of allowance for doubtful
         accounts of $1,721                                                22,392
     Inventories                                                           18,752
     Prepaid and other current assets                                         391
                                                                       ----------
              Total current assets                                         47,082
                                                                       ----------

PROPERTY, PLANT AND EQUIPMENT:
     Land                                                                     386
     Building and improvements                                              4,645
     Machinery and equipment                                               20,096
     Furniture, fixtures and office equipment                               4,797
                                                                       ----------
                                                                           29,924
     Less accumulated depreciation                                        (18,725)
                                                                       ----------
              Net property, plant and equipment                            11,199
                                                                       ----------
INTANGIBLE ASSETS, net of accumulated amortization                            244
                                                                       ----------

OTHER ASSETS                                                                  448
                                                                       ----------
                                                                       $   58,973
                                                                       ==========


                             See accompanying notes.

                                  MKR HOLDINGS
                     CONSOLIDATED BALANCE SHEET (Continued)
                              AS OF MARCH 31, 1999
                (Dollars in Thousands, Except Per Share Amounts)


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                                                    1999
                                                                                ----------
CURRENT LIABILITIES:
     Notes payable to banks                                                    $    46,062
     Current maturities of long-term debt                                            5,595
     Current maturities of Series A Bonds, issued to a
         related party                                                              11,399
     Accounts payable                                                                5,948
     Other current liabilities                                                      12,937
                                                                                ----------
              Total current liabilities                                             81,941
                                                                                ----------
LONG-TERM DEBT, net of current maturities                                            3,821
                                                                                ----------

REDEEMABLE SERIES B PREFERRED STOCK, $0.01 par value, 2,000,000 shares
     authorized, 1,000,000 shares issued and outstanding                             3,000
                                                                                ----------

COMMITMENTS AND CONTINGENCIES (Notes 1, 2 and 8)

SHAREHOLDERS' DEFICIT:
     Preferred stock, $0.01 par value, 5,000,000 shares
         authorized and none issued                                                      -
     Common stock, $0.01 par value, 30,000,000
         shares authorized and issued, shares outstanding
         11,140,577                                                                    111
     Additional paid-in capital                                                     36,311
     Accumulated deficit                                                           (64,658)
     Accumulated other comprehensive loss                                           (1,553)
                                                                                ----------
              Total shareholders' deficit                                          (29,789)
                                                                                ----------
                                                                                $   58,973
                                                                                ==========


                             See accompanying notes.

                                  MKR HOLDINGS
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Dollars in Thousands)

                                                                                           Fiscal Years Ended
                                                                      April 1,1999     ---------------------------
                                                                      To November       March 31,        March 31,
                                                                        30,1999           1999             1998
                                                                      ------------     ----------       ----------
NET SALES                                                             $   34,140       $   74,167       $   81,401
COST OF SALES                                                             21,635           54,638           54,460
                                                                      ----------       ----------       ----------
GROSS PROFIT                                                              12,505           19,529           26,941
                                                                      ----------       ----------       ----------

OPERATING EXPENSES:
     Selling                                                               5,305           15,275           13,065
     General and administrative                                            5,468           15,401            7,475
     Research and development                                              1,170            2,756            3,003
     Warehousing and shipping                                              1,160            2,020            1,660
                                                                      ----------       ----------       ----------
                                                                          13,103           35,452           25,203
                                                                      ----------       ----------       ----------
OPERATING (LOSS) INCOME                                                     (598)         (15,923)           1,738
                                                                      ----------       ----------       ----------
OTHER INCOME (EXPENSE):
     Interest expense                                                     (2,392)          (6,637)          (5,746)
     Other, net                                                             (796)           1,508               33
                                                                      ----------       ----------       ----------
                                                                          (3,188)          (5,129)          (5,713)
                                                                      ----------       ----------       ----------
LOSS FROM CONTINUING OPERATIONS BEFORE REORGANIZATION ITEMS AND
     INCOME TAXES                                                         (3,786)         (21,052)          (3,975)

REORGANIZATION ITEMS:
     Gain on sale of substantially all assets                             16,537                -                -
     Professional fees                                                    (1,367)               -                -
     Other general and administrative expenses                              (119)               -                -
                                                                      ----------       ----------       ----------
                                                                          15,051                -                -
                                                                      ----------       ----------       ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES              11,265          (21,052)          (3,975)
PROVISION FOR INCOME TAXES                                                   (12)          (1,458)          (1,158)
                                                                      ----------       ----------       ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                  11,253          (22,510)          (5,133)
                                                                      ----------       ----------       ----------

DISCONTINUED OPERATIONS:
     Loss from operations of discontinued snowboard business,
       net of income taxes                                                     -           (1,484)         (12,196)
     Gain (loss) on disposal of snowboard business                         1,634          (24,024)               -
                                                                      ----------       ----------       ----------

INCOME (LOSS) FROM DISCONTINUED OPERATIONS                                 1,634          (25,508)         (12,196)
                                                                     -----------      -----------      -----------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                   12,887          (48,018)         (17,329)
                                                                     -----------      -----------      -----------

EXTRAORDINARY ITEM - GAIN ON RESTRUCTURING OF DEBT (net of income
     taxes of $0)                                                         15,422                -                -
                                                                      ----------       ----------       ----------

NET INCOME (LOSS)                                                     $   28,309       $  (48,018)      $  (17,329)
                                                                      ==========       ==========       ==========

                             See accompanying notes.

                                  MKR HOLDINGS
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY
  FOR THE PERIOD FROM APRIL 1, 1999 TO NOVEMBER 30, 1999, AND THE FISCAL YEARS
                          ENDED MARCH 31, 1999 and 1998
                             (Dollars in Thousands)

                                                                                                      Accumulated
                                                 Common Stock            Additional   Accumulated       Other          Total
                                                 ------------             Paid-in       Earnings     Comprehensive  Shareholders'
                                             Shares         Amount        Capital      (Deficit)     Income (Loss)  Equity (Deficit)
                                           -----------    -----------   -----------   -----------    -------------  ----------------
BALANCE, MARCH 31, 1997                     11,129,127    $       111   $    36,293   $       858    $    (5,565)   $    31,697
Comprehensive Loss:
    Net loss                                        --             --            --       (17,329)            --        (17,329)
    Foreign currency translation                    --             --            --            --         (1,967)        (1,967)
    Total comprehensive loss                        --             --            --            --             --        (19,296)
Common stock options exercised                   1,450             --             6            --             --              6
                                           -----------    -----------   -----------   -----------    -----------    -----------
BALANCE, MARCH 31, 1998                     11,130,577            111        36,299       (16,471)        (7,532)        12,407
Comprehensive Loss:
    Net loss                                        --             --            --       (48,018)            --        (48,018)
    Foreign currency translation                    --             --            --            --          5,979          5,979
    Total comprehensive loss                        --             --            --            --             --        (42,039)
Preferred stock dividends                           --             --            --          (169)            --           (169)
Common stock issued for services                10,000             --            12            --             --             12
                                           -----------    -----------   -----------   -----------    -----------    -----------
BALANCE, MARCH 31, 1999                     11,140,577            111        36,311       (64,658)        (1,553)       (29,789)
Comprehensive Income:
    Net loss                                        --             --            --        (3,298)            --         (3,298)
    Foreign currency translation                    --             --            --            --          1,553          1,553
    Sale of 66.66% of Marker Canada                 --             --           425            --             --            425
    Gain on sale of substantially all assets        --             --            --        16,537             --         16,537
    Elimination of Preferred Stock                  --             --         1,500            --             --          1,500
    Extraordinary gains                             --             --            --        15,422             --         15,422
    Total comprehensive income                      --             --            --            --             --         32,139
Preferred stock dividends                           --             --            --          (102)            --           (102)
Common stock cancelled                         (20,000)            --            --            --             --             --
                                           -----------    -----------   -----------   -----------    -----------    -----------
BALANCE, NOVEMBER 30, 1999                  11,120,577    $       111   $    38,236   $   (36,099)   $        --    $     2,248
                                           ===========    ===========   ===========   ===========    ===========    ===========


                             See accompanying notes.

                                  MKR HOLDINGS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                             (Dollars in Thousands)

                                                                                                   Fiscal Years Ended
                                                                            April 1,1999      ----------------------------
                                                                            To November        March 31,        March 31,
                                                                             30, 1999            1999             1998
                                                                            ------------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                        $   28,309       $  (48,018)      $  (17,329)
    Adjustments to reconcile net income (loss) to net cash
      (used in) provided by operating activities:
      Extraordinary gain on debt restructuring                                  (15,422)              -                -
      Gain on sale of substantially all assets                                  (16,537)              -                -
      Minority interest                                                              -                -              (183)
      Depreciation and amortization                                               2,956            5,151            5,200
      Loss from write down of goodwill and intangibles                               -             8,000            8,000
      Loss (gain) on sale of property, plant and equipment                          175              959              (92)
      Change in assets and liabilities (net of amounts acquired):
          Accounts receivable, net                                              (20,945)           9,912           (6,302)
          Inventories                                                              (817)          19,464           (5,721)
          Prepaid and other assets                                                 (182)           5,521              131
          Accounts payable                                                        1,191              214              842
          Other current liabilities                                               3,897            3,756             (369)
                                                                             ----------       ----------       ----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                             (17,375)           4,959          (15,823)
                                                                             ----------       ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                                   (1,209)          (3,635)          (7,138)
    Proceeds from disposition of equipment                                          170            4,579            3,898
                                                                             ----------       ----------       ----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                              (1,039)             944           (3,240)
                                                                             ----------       ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (repayments) on notes payable to banks                        13,340           (1,912)          11,860
    Issuance of preferred stock                                                      -             3,000               -
    Issuance of common stock, net of issuance costs                                  -                12               -
    Proceeds from common stock options exercised                                     -                -                 6
    Proceeds from issuance of long-term debt                                         -               393            3,094
    Principal payments on long-term debt                                             -           (10,443)          (3,299)
                                                                             ----------       ----------       ----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                              13,340           (8,950)          11,661
                                                                             ----------       ----------       ----------
Effect of foreign exchange rate changes on cash                                    (439)           4,353           (1,889)
                                                                             ----------       ----------       ----------
Net increase (decrease) in cash and cash equivalents                             (5,513)           1,306           (9,291)
Cash and cash equivalents at beginning of period                                  5,547            4,241           13,532
                                                                             ----------       ----------       ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $       34       $    5,547       $    4,241
                                                                             ==========       ==========       ==========


                             See accompanying notes.

                                  MKR HOLDINGS
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

         The Company is no longer engaged in the conduct of business and operates for the sole purpose of holding and subsequently liquidating its assets (which consist almost entirely of its equity interest in Marker International GmbH ("Newco"). Prior to November 30, 1999, MKR Holdings, formerly Marker International (the "Company") was a holding company which operated through its subsidiaries, Marker Germany, Marker USA, Marker Ltd., Marker Japan, Marker Austria, and Marker Canada.

         On November 30, 1999 (the "Closing Date"), the Company sold substantially all of its assets (including the equity securities of its subsidiaries) to Newco, a GmbH organized under the laws of Switzerland, pursuant to an asset purchase agreement (as amended by the Amendment to the Asset Purchase Agreement dated as of September 20, 1999, the "Purchase Agreement") between the Company and Newco. In exchange, Newco assumed substantially all of the liabilities of the Company and the Company received a 15% equity interest in Newco. The remaining 85% equity interest in Newco is held by CT Sports Holding AG ("CT"), a joint venture between Tecnica S.p.A. and H.D. Cleven, the principal shareholder of the Volkl Group. Pursuant to the purchase agreement, CT was required to contribute to Newco $15,000,000 in cash for its 85% equity interest in Newco. After taking into account CT's purchase of 66.66% of Marker Canada in June 1999 for $1,025,501, CT contributed $13,974,499 to Newco in a combination of debt and equity.

         In connection with the Purchase Agreement, the Company and CT entered into an operating agreement which, among other things, grants CT an option (the "Option") to purchase the Company's 15% equity interest in Newco at any time on or after November 30, 2001 at the then fair market value, subject to reduction in an amount equal to the sum of: (a) any indemnity obligations of the Company to Newco, (b) all unreimbursed advances from Newco for operating and administrative expenses (currently estimated to be approximately $300,000 per year) and costs of defending indemnifiable claims, if any, incurred by Newco, together with interest thereon, (c) all advances by Newco to the Company to pay any income tax liability, together with interest thereon, plus (d) $775,000. Thereafter, the Company will be liquidated and the net proceeds of the exercise of the Option will be distributed to the shareholders of the Company in liquidation. In determining fair market value, all of CT's $15,000,000 transfer has been considered equity.

         In connection with the Purchase Agreement, the Company reached agreements-in-principle regarding the restructuring of its debt and the treatment of such debt under a plan of reorganization with substantially all of its creditors that were impaired under the Plan of reorganization. On August 19, 1999, the Company, DNR North America, Inc. and DNR USA, Inc. (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of the

                                  MKR HOLDINGS
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On September 22, 1999, the Debtors filed the First Amended Joint Chapter 11 Plan of Reorganization (as amended by the Amendment to the First Amended Joint Chapter 11 Plan of Reorganization, dated as of October 25, 1999, the "Plan") and a related disclosure statement (the "Disclosure Statement"). By order dated September 22, 1999, the Bankruptcy Court approved the Disclosure Statement as containing adequate information. The Disclosure Statement and the Plan were subsequently distributed to the Debtors' creditors and shareholders for approval, which approval was subsequently obtained. On October 27, 1999, the Plan was confirmed by order of the Bankruptcy Court (the "Confirmation Order"). Pursuant to the Confirmation Order, the Bankruptcy Court approved the Plan and the Purchase Agreement on October 27, 1999. The Company did not distribute any securities in connection with the Plan.

         As a result of the events described above, the Company is no longer engaged in the conduct of business and operates for the sole purpose of holding and subsequently liquidating its assets (which consist almost entirely of its equity interest in Newco). The Company is required to dissolve and liquidate all of its assets no earlier than November 30, 2002, and no later than November 30, 2004. If the Option is not exercised prior to liquidation, then upon liquidation, the shareholders of the Company will receive an equity interest in Newco equal to each shareholder's pro rata share of the Company's 15% equity interest in Newco.

         EXTRAORDINARY ITEM - GAIN ON EXTINGUISHMENT OF DEBT - The Company recognized an extraordinary gain of $15.4 million from the Company's restructuring of debt with Manufacturers and Traders Trust Company ("M&T Bank"), KeyBank National Association ("KeyBank"), the holder of the Company's Series A bonds and Hypo Vereinsbank (New York branch). As of the Closing Date, Marker Germany had debts outstanding with Hypo Vereinsbank and Deutsche Bank totaling $53.4 million. Pursuant to the Purchase Agreement, Marker Germany was acquired by Newco and is no longer a subsidiary of the Company.

         GAIN ON SALE OF ASSETS AND INVESTMENT IN NEWCO - The Company recognized a gain of $16.5 million from the sale to Newco of substantially all of the Company's assets and the assumption by Newco of certain of the Company's liabilities pursuant to the Purchase Agreement.

         The Company has valued and accounted for its 15% equity interest in Newco (the "Investment") based on the estimated liquidation value. Based upon the sales price of substantially all of the assets, the initial liquidation value was approximately $1.9 million. Changes in liquidation value to date are recorded as unrealized gains or losses in each period. As of March 31, 2000, based on a report by an independent appraiser, the Investment was valued at approximately $2.8 million ($3.6 million less the $775,000 that will be deducted from the purchase price if CT exercises the Option) which resulted in an unrealized gain of $968,000 to the Company. Such appraisal of the value of the Investment will be updated going forward on at least an annual basis and the accounting of the Investment will be adjusted accordingly. The actual liquidation value of the Company's 15% equity interest in Newco, when such liquidation occurs, may differ materially from the estimated value herein recorded. The liquidation value

                                  MKR HOLDINGS
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

going forward will be reduced by the amount of general and administrative expenses that have yet to be incurred by the Company. The financial statements of Newco will be filed through an amendment to this Form 10-K within 180 days of March 31, 2000.

BASIS OF PRESENTATION

         In connection with the sale of the Company's assets, the Company adopted the liquidation basis of accounting effective December 1, 1999. Under this basis of accounting assets and liabilities are stated at their estimated net realizable value. The financial statements prior to December 1, 1999 were presented on a going concern basis.

DISCONTINUED OPERATIONS

         On September 10, 1998, the Board of Directors authorized the disposition of the snowboard operations of the Company. On December 14, 1998, the Company sold its 80% interest in DNR Sportsystem Ltd. for nominal consideration and the elimination of all outstanding intercompany balances. On December 31, 1998, the Company sold the building and land that housed the Company's snowboard manufacturing operations for $3.1 million. On January 14, 1999, the Company's leased snowboard manufacturing equipment was disposed of through an auction and the net proceeds of the auction were paid to the equipment lessor. As of September 30, 1999, the Company had substantially completed the process of exiting the snowboard business.

         The components of net assets of discontinued operations included in the consolidated balance sheets at March 31, 1999, were as follows (in thousands):

Accounts receivable, net                                   $       171
Prepaid and other current assets                                     9
Accounts payable                                                    (8)
Other current liabilities                                       (2,032)
                                                           -----------
Net current liabilities                                    $    (1,860)
                                                           ===========


         The net losses from discontinued operations prior to September 1998 are included in the consolidated statements of operations under "loss from operations of discontinued snowboard business." Revenues from the discontinued operations were approximately $3.3 million and $12.9 million for the fiscal years ended 1999 and 1998, respectively. The loss from operations of discontinued snowboard business has been reflected net of income taxes of $0, $134,000 and $636,000 for the period from April 1, 1999 to November 30, 1999 and the fiscal years ended 1999 and 1998, respectively. The loss on disposal of the snowboard business reflected in the consolidated statements of operations includes the write-down of assets and the costs of disposing of these operations. The significant components of this loss include the write-off of intangible assets, the loss on the sale of the Company's investment in DNR Sportsystem Ltd., realization of foreign currency translation losses, write-down of inventories and receivables,

                                  MKR HOLDINGS
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

losses on terminating non-cancelable operating leases and write-down of property and equipment.

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

CONSOLIDATION

         The consolidated financial statements include the accounts of MKR Holdings and its subsidiaries through November 30, 1999, at which time substantially all of the assets of the Company, including all of the stock of the subsidiaries, were sold to Newco. All material inter-company accounts and transactions have been eliminated in consolidation as of November 30, 1999.

FOREIGN CURRENCY TRANSLATION

         The functional currency for the Company's foreign operations which were sold on November 30, 1999 (see "Purchase Agreement with Newco" above) was the applicable local currency: Marker Germany - Deutsche Marks, Marker Japan -Japanese Yen, Marker Canada - Canadian Dollars, and Marker Austria - Austrian Schillings. The financial statements of foreign subsidiaries were translated into U.S. Dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52. Assets and liabilities of foreign subsidiaries were translated into U.S. Dollars at the applicable rates of exchange at the end of the reporting period. Income and expense items were translated at the weighted average rates of exchange prevailing during the period. Translation gains and losses are reflected as a separate component of shareholders' (deficit) equity as "accumulated other comprehensive loss."

                                  MKR HOLDINGS
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

INVENTORIES

         Inventories included direct materials, direct labor and manufacturing overhead costs and were recorded at the lower of cost (using the first-in, first-out method) or market. The major classes of inventories at March 31, 1999 were as follows (in thousands):

              Raw materials                                         $      542
              Work in process                                            1,821
              Finished goods                                            16,389
                                                                    ----------
                                                                    $   18,752
                                                                    ==========


PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment were recorded at cost. Major additions and improvements were capitalized, while costs for minor replacements, maintenance and repairs that did not increase the useful life of an asset were expensed as incurred.

         For financial reporting purposes, the provision for depreciation and amortization was determined using the straight-line method based on the expected remaining economic useful lives of the assets as follows:

        Description                                             Useful Lives
        -----------                                             ------------
Machinery and equipment                                         2 - 10 years
Furniture, fixtures and office equipment                        2 - 10 years
Building and improvements                                       2 - 40 years


INTANGIBLE ASSETS

         As of March 31, 1999, intangible assets consisted of the distribution rights for Tecnica and Volkl products that were purchased in January 1998 as part of the process of establishing a new distribution entity in Canada. These assets were amortized using the straight-line method over three years. At March 31, 1999, accumulated amortization on intangible assets was approximately $173,000.

         During fiscal year 1998, the Company recorded an impairment loss of $8.0 million related to the intangible assets of its snowboard business. In addition, as part of the Company's exit from the snowboard business in fiscal year 1999, the Company wrote-off the remaining intangible assets of $8.0 million. These write-offs have been classified as part of the loss on discontinued operations.

                                  MKR HOLDINGS
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


REVENUE RECOGNITION

         Revenue was recognized when products were shipped to the customer.

ADVERTISING

         The Company expensed advertising costs when the advertising first occurred. For the period from April 1, 1999 to November 30, 1999, and the fiscal years ended 1999 and 1998, advertising expenses totaled approximately $0.5 million, $3.9 million and $4.4 million, respectively

INCOME TAXES

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

FOREIGN EXCHANGE CONTRACTS

         The Company entered into foreign exchange contracts to reduce the potential impact of unfavorable fluctuations in foreign exchange rates. Contracts that were intended to hedge firm commitments were deferred and recognized as part of the cost of the underlying transaction being hedged. Gains and losses on foreign exchange contracts that did not qualify as hedges were reported in the determination of net income. During fiscal year 1999, given the financial position of the Company, the Company determined that all gains and losses on foreign exchange contracts should be reported in the determination of net income.

NOTE 2.  NOTES PAYABLE TO BANKS AND LONG-TERM DEBT

         The Company's sole source of working capital is monthly advances from Newco. Pursuant to the Purchase Agreement, Newco is obliged to lend up to $300,000 annually to the Company for its operations and associated expenses. This obligation extends until November 30, 2001, the second anniversary of the Closing Date. The Company currently has no commitments to fund its operations subsequent to November 30, 2001. As of March 31, 2000, the Company had received $55,000 in advances from Newco. The Company believes that $300,000 should be adequate to fund the required activities of the Company on an annual basis until November 30, 2001, absent unanticipated or extraordinary circumstances. The funds advanced from Newco to the Company will reduce the value to be received by the Company upon its liquidation. The interest rate for advances from Newco is 5.0%.

         For the years ended March 31, 1999 and 1998, the weighted average interest rate on short-term borrowings outstanding at year end was 5.4 percent and 6.5 percent, respectively; the

                                  MKR HOLDINGS
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

maximum short-term borrowing amount outstanding during such years was $78.9 million and $74.2 million, respectively; the average amount outstanding during the years was $64.4 million and $58.8 million; respectively; and the weighted average interest rate during such years was 6.3 percent and 6.1 percent, respectively.

         Total cash paid for interest during the period ended November 30, 1999, and the fiscal years ended 1999 and 1998, was approximately $2,022,000, $6,358,000, and $5,492,000, respectively. Included in total cash payments for interest are Series A Bond (see Note 3) interest payments which totaled approximately $0, $472,000 and $936,000 for the period ended November 30, 1999, and the fiscal years ended 1999 and 1998, respectively.

NOTE 3.  SERIES A BONDS

          All of the Company's outstanding Series A Bonds were held by Isomura Sangyo Kaisha Ltd., a Japanese corporation ("Isomura Sangyo" or the "Bondholder"), controlled by Eiichi Isomura, a former director of the Company, and his family.

         The Company did not make the required interest payments of $125,000 (due in October 1998) and $125,000 (due in April 1999) on the Series A Bonds. As a result, the bondholder had the right to declare the Series A Bonds in default and accelerate the entire outstanding balance of $12.0 million, plus accrued interest thereon. On March 26, 1999, CT entered into a restructuring agreement with the bondholder. Under the agreement, as amended, the Series A Bonds were reduced to an aggregate principal amount of $5,750,000, payable in four equal annual installments of $750,000, with the remaining balance of $2,750,000 payable after 5 years. The agreement required interest payments at 2% per annum during the first four years, and thereafter at a variable rate not exceeding the prime rate on commercial loans in Japan plus 0.5%. Pursuant to the Plan, in full satisfaction and release of the Isomura Claim, on November 30, 1999, Newco assumed the Isomura Claim and will pay, when due, the Isomura Payment Obligations, as defined and more particularly described in the Plan and Disclosure Statement.

NOTE 4.  SERIES B PREFERRED STOCK

         Henry E. Tauber ("Tauber"), former president and chief executive officer of the Company and a member of the Company's Board of Directors, was the record and beneficial owner of 1,000,000 shares of the Company's Series B Preferred Stock (the "Preferred Stock Interests") which were acquired for $3.00 per share in cash, for a total purchase price of $3,000,000. Tauber and Newco entered into an Agreement of Understanding dated as of July 13, 1999 (the "Tauber Agreement"), regarding the treatment of Tauber's Preferred Stock Interests (as defined in the Plan) under the Plan. Pursuant to the Tauber Agreement, Tauber was given an Allowed Claim (as defined in the Plan) in the principal amount of $1,500,000 on account of the Preferred Stock Interests (the "Tauber Claim"). Pursuant to the Plan, in full satisfaction and release of the Tauber Claim, on November 30, 1999, Newco assumed the Tauber Claim and will pay, when due, the Tauber Payment Obligations, as more particularly described in the Plan and Disclosure Statement.

                                  MKR HOLDINGS
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 5.  INCOME TAXES

         The Company's U.S. and foreign subsidiaries and certain assets and liabilities of the Company were transferred to Newco effective November 30, 1999 as described in Note 1. The Company filed a U.S. consolidated federal return with its U.S. subsidiaries for the year ended March 31, 1999. For the year ended March 31, 2000, the Company will file a U.S. consolidated federal return containing the Company's financial results through March 31, 2000 and the Company's U.S. subsidiaries' financial results through November 30, 1999. The U.S. subsidiaries will file separate U.S. tax returns for subsequent periods beginning December 1, 1999.

         For U.S. tax purposes, the transfer of the Company's U.S. and foreign subsidiaries and certain assets and liabilities has been treated as a tax-free exchange of the assets transferred for the 15 percent interest in Newco received by the Company. For financial reporting purposes, the transfer has been treated as a sale. Additionally, for U.S. tax purposes, Newco is treated as a foreign partnership and as a result, the Company includes its percentage share of Newco's income or loss each year in its U.S. tax return. A difference between the tax and the financial reporting basis of the Company's investment in Newco has been reflected as a component of the net deferred tax assets of the Company. This difference in basis consists of (1) the original differences in basis as of November 30, 1999, (2) the increase or decrease in book basis attributable to the mark-to-market adjustment made each year to the investment for financial reporting purposes, and (3) the increase or decrease in tax basis attributable to the Company's percentage share of Newco's income or loss reportable each year in the Company's U.S. tax return.

         The Company's foreign subsidiaries filed tax returns in their applicable jurisdictions. U.S. income tax was not provided on unrepatriated foreign earnings because management considered such amounts to be permanently invested abroad. Management has deemed it impracticable to determine the amount of unrecognized deferred tax liability on earnings that are considered permanently invested abroad. No unrepatriated foreign earnings exist as of March 31, 2000 as a result of the disaffiliation of the Company's foreign subsidiaries effective November 30, 1999.

         As a result of the disaffiliation of the Company's U.S. and foreign subsidiaries during the year ended March 31, 2000, the Company's income tax accounts as of March 31, 2000 reflect only items attributable to the Company on a standalone basis including its 15 percent investment in Newco.

         The Company's provision or (benefit) for income taxes has been allocated between continuing operations and discontinued operations for the period from April 1, 1999 through November 30, 1999 and the fiscal years 1999 and 1998 as follows (in thousands):

                                  MKR HOLDINGS
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                       April 1, 1999         Fiscal Year Ended
                                        to November     -------------------------
                                         30, 1999          1999           1998
                                       ------------     ----------     ----------
        Continuing Operations          $          -     $    1,458     $    1,158
        Discontinued Operations                   -           (134)          (636)
                                       ------------     ----------     ----------
                                       $          -     $    1,324     $      522
                                       ============     ==========     ==========


         The portion of the provision or (benefit) for income taxes allocable to discontinued operations has been netted against the income or loss from discontinued operations in the financial statements.

         The domestic and foreign components of income (loss) from continuing operations before income taxes for the period from April 1, 1999 through November 30, 1999 and the fiscal years 1999 and 1998 were as follows (in thousands):

                                       April 1, 1999         Fiscal Year Ended
                                        to November     -------------------------
                                         30, 1999          1999           1998
                                       ------------     ----------     ----------
        Domestic                       $    11,262      $   (10,497)   $ (2,865)
        Foreign                                  3          (10,555)     (1,110)
                                       -----------      -----------    --------
                                       $    11,265      $   (21,052)   $ (3,975)
                                       ===========      ===========    ========


         The Company's provision for income taxes related to income (loss) from continuing operations for the period from April 1, 1999 through November 30, 1999 and the fiscal years 1999 and 1998 is as follows (in thousands):

                                       April 1, 1999         Fiscal Year Ended
                                        to November     -------------------------
                                         30, 1999          1999           1998
                                       ------------     ----------     ----------
        Current:
            Federal                    $        -       $      -       $       -
            State                               -              4               4
            Foreign                             3            108             261
                                       ----------       --------       ---------
                                                3            112             265
        Deferred                                9          1,346             893
                                       ----------       --------       ---------
                                       $       12       $  1,458       $   1,158
                                       ==========       ========       =========


         The (benefit) provision for income taxes as a percentage of income
(loss) from continuing operations before provision for income taxes differed from the statutory federal rate due to the following:

                                  MKR HOLDINGS
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                                           April 1, 1999         Fiscal Year Ended
                                                            to November     -------------------------
                                                             30, 1999          1999           1998
                                                           ------------     ----------     ----------
Statutory federal income tax rate                              34.0%          (34.0%)        (34.0%)
State income taxes net of federal income taxes                    -               -            0.1
Change in deferred tax asset valuation allowance              (34.0)           38.7           56.6
Foreign earnings taxed at different rates                         -               -            4.7
Other                                                             -             2.2            1.7
                                                              -----           -----          -----
                                                                  -%            6.9%          29.1%
                                                              =====           =====          =====


         The components of the net deferred tax assets and liabilities at March 31, 2000 and 1999 were as follows (in thousands):

                                                                             2000              1999
                                                                           -------           ------
       Deferred tax assets:
           Intercompany profit                                             $       -         $      735
           Domestic net operating loss carryforwards                           7,300             15,245
           Unrealized foreign exchange loss                                        -              1,214
           Foreign net operating loss carryforwards                                -              4,398
           Allowance for doubtful accounts                                         -                662
           Accrued expense reserves                                               26              1,516
           Foreign tax credits and tax attribute carryforwards                   110                296
           Basis difference in Newco Investment                                6,834                  -
           Other                                                                   -                286
                                                                           ---------         ----------
              Total deferred tax assets                                       14,270             24,352
       Valuation allowance                                                   (14,270)           (24,233)
                                                                           ---------         ----------
                                                                                   -                119
                                                                           ---------         ----------
       Deferred tax liabilities:
           Other                                                                   -               (119)
                                                                           ---------         ----------
              Total deferred tax liabilities                                       -               (119)
                                                                           ---------         ----------
              Net deferred tax assets                                      $       -         $        -
                                                                           =========         ==========


         The recognition of deferred tax assets is based upon judgments regarding the potential realization of such assets in the future.

         As of March 31, 2000, the Company has domestic tax net operating loss carryforwards of approximately $19.0 million which begin to expire in 2018. This amount reflects: (1) a reduction for domestic net operating loss carryforwards that the Company's U.S. subsidiaries succeeded to upon leaving the U.S. consolidated group, and (2) required reductions under U.S. tax law for debt forgiveness income recognized by the Company in connection with bankruptcy. Additionally, as of March 31, 2000, the Company has domestic foreign tax credits, general business credits, charitable contribution carryforwards and alternative minimum tax credits of $26,000, $4,000, $21,000 and $72,000, respectively.

                                  MKR HOLDINGS
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

         Cash paid for income taxes for the period from April 1, 1999 to November 30, 1999 and fiscal years 1999 and 1998 was approximately $300, $70,000 and $1,569,000, respectively.

NOTE 6.  STOCK OPTIONS

         For the period from April 1, 1999 through November 30, 1999, options to purchase 1,531,800 shares of common stock were not included in the computation of net assets available in liquidation per common share because pursuant to the Confirmation Order, all outstanding options of the Company were cancelled on October 27, 1999.

NOTE 7. RELATED PARTY TRANSACTIONS

         During the period from April 1, 1999 through November 30, 1999, and the fiscal years 1999 and 1998, Marker Japan purchased ski bindings and services totaling approximately $56,000, $66,000, and $92,000, respectively, from Isomura Seisakusho KK ("Isomura Seisakusho"), a company of which Eiichi Isomura, a shareholder and former director of the Company, is the president, director and owner of more than ten percent of the outstanding stock.

         Marker Japan leased office space in Tokyo, Japan and received distribution services from Isomura Sangyo, a company of which Eiichi Isomura, a shareholder and former director of the Company, is the president, director and owner of more than ten percent of the outstanding stock. In connection therewith, for the period from April 1, 1999 to November 30, 1999 and for the fiscal years 1999 and 1998, Marker Japan made payments to Isomura Sangyo totaling approximately $138,000, $238,000 and $280,000, respectively.

         The Company purchased insurance through an insurance broker, Acordia Northwest Inc., of which Graham S. Anderson, a former director of the Company, was also a director. The Company incurred approximately $684,000, and $748,000 of premiums for such insurance for fiscal years 1999 and 1998, respectively.

         DNR Sportsystem Ltd. purchased snowboards from an affiliated entity, of which Gregor Furrer & Partner Holding AG, a former minority shareholder of DNR Sportsystem Ltd., was a partner. Snowboards purchased from the related party totaled approximately $0.9 and $5.9 million during 1999 and 1998, respectively.

         On August 24, 1998, Henry E. Tauber, former president and chief executive officer of Marker and a member of Marker's board of directors, purchased 1,000,000 shares of the Company's Series B Preferred Stock, $0.01 par value (the "Preferred Stock"), for a purchase price of $3,000,000. Allen & Company Incorporated, an investment banking firm, provided a report on the transaction to the Board of Directors, concluding that the terms of the sale of the Preferred Stock were fair and reasonable, and no less favorable to the Company than those that could be obtained from an unrelated third party making a similar investment in the Company.

                                  MKR HOLDINGS
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 8. BENEFIT PLAN

         Until November 30, 1999, the Company sponsored a qualified retirement plan under Section 401(k) of the Internal Revenue Code which covered substantially all eligible domestic employees. Under the terms of the plan, each participant could elect to defer up to the annual statutory limit of eligible compensation. The Company matched 50 percent of each participant's contribution up to 4 percent of the participant's eligible compensation. During the period from April 1, 1999 to November 30, 1999, and the fiscal years ended 1999 and 1998, employer contributions totaled approximately $18,000, $51,000 and $56,000, respectively. This plan was assumed by Newco under the terms of the Purchase Agreement.