Form 10-Q
period 2000-06-30
MKR HOLDINGS
filed 2000-08-09
CIK 925172

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                    Yes  X   No
                        ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class of Common Stock                Outstanding at August 9, 2000
         ---------------------                -----------------------------
     Common Stock, $0.01 par value                    11,102,077

                                  MKR HOLDINGS

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                   Page
                                                                               ----

          Statements of Net Assets in Liquidation
            As of June 30, 2000 and March 31, 2000                               3

          Statement of Changes in Net Assets in Liquidation
            For the Period from April 1, 2000 through June 30, 2000              3

          Condensed Consolidated Statement of Operations
            For the Three Months Ended June 30, 1999                             4

          Condensed Consolidated Statement of Cash Flows
            For the Three Months Ended June 30, 1999                             5

          Notes to Condensed Consolidated Financial Statements                   6

Item 2. Management's Discussion and Analysis of Consolidated Financial
        Condition and Results of Operations                                      8

Item 3. Quantitative and Qualitative Disclosures About Market Risk              10


                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                        11

Signatures                                                                      12


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                  MKR HOLDINGS
                     STATEMENTS OF NET ASSETS IN LIQUIDATION
           (Dollars in Thousands, Except Share and Per Share Amounts)
                                   (Unaudited)

                                                           June 30,      March 31,
                                                             2000          2000
                                                           -------       --------
Assets:
     Cash and cash equivalents                             $   39         $   66
     Investment in Marker International GmbH                2,840          2,840
                                                           ------         ------
Total assets in liquidation                                 2,879          2,906
                                                           ------         ------

Liabilities:
     Accounts payable and accrued liabilities                 162            183
     Advances payable to Marker International GmbH             55             55
                                                           ------         ------
Total liabilities in liquidation                              217            238
                                                           ------         ------

Net assets in liquidation                                  $2,662         $2,668
                                                           ======         ======

Net assets in liquidation per common share (based
     on 11,102,077 common shares outstanding)              $  .24         $  .24
                                                           ======         ======


                                  MKR HOLDINGS
                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
             FOR THE PERIOD FROM APRIL 1, 2000 THROUGH JUNE 30, 2000
                             (Dollars in Thousands)
                                   (Unaudited)

General and administrative expenses             $    6
                                                ------
Net change in net assets for the period              6

Net assets at March 31, 2000                     2,668
                                                ------

Net assets at June 30, 2000                     $2,662
                                                ======


     The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                                  MKR HOLDINGS
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                         For the Three
                                                                          Months Ended
                                                                         June 30, 1999
                                                                         -------------
NET SALES                                                                  $ 3,070
COST OF SALES                                                                2,179
                                                                           -------
GROSS PROFIT                                                                   891
                                                                           -------
OPERATING EXPENSES:
     Selling                                                                 1,698
     General and administrative                                              2,299
     Research and development                                                  440
     Warehousing and shipping                                                  311
                                                                           -------
                                                                             4,748
                                                                           -------

OPERATING LOSS                                                              (3,857)
                                                                           -------
OTHER INCOME (EXPENSE):
     Interest expense                                                         (960)
     Other, net                                                                (48)
                                                                           -------
                                                                            (1,008)
                                                                           -------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                         (4,865)
PROVISION FOR INCOME TAXES                                                     (62)
                                                                           -------
LOSS FROM CONTINUING OPERATIONS                                             (4,927)
                                                                           -------
DISCONTINUED OPERATIONS:
     Income on disposal of snowboard business, net of income taxes              81
                                                                           -------
INCOME FROM DISCONTINUED OPERATIONS                                             81
                                                                           -------
NET LOSS                                                                   $(4,846)
                                                                           =======

     The accompanying notes to condensed consolidated financial statements are an integral part of this condensed consolidated statement.

                                  MKR HOLDINGS
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                         For the Three
                                                                         Months Ended
                                                                         June 30, 1999
                                                                         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                  $(4,846)
     Adjustments to reconcile net loss to net cash used
     in operating activities:
     Depreciation and amortization                                             1,011
     Change in assets and liabilities:
         Decrease in accounts receivable, net                                  2,025
         Increase in inventories                                              (6,856)
         Increase in prepaid and other assets                                   (263)
         Increase in accounts payable                                             80
         Decrease in other current liabilities                                  (825)
                                                                             -------
NET CASH USED IN OPERATING ACTIVITIES                                         (9,674)
                                                                             -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                                  (339)
    Proceeds from disposition of equipment                                       160
                                                                             -------
NET CASH USED IN INVESTING ACTIVITIES                                           (179)
                                                                             -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings on notes payable to banks                                   8,498
    Principal payments on long-term debt                                      (2,541)
                                                                             -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                      5,957
                                                                             -------

Effect of foreign exchange rate changes on cash and cash equivalents             252
                                                                             -------
Net decrease in cash and cash equivalents                                     (3,644)
Cash and cash equivalents at beginning of period                               5,547
                                                                             -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $ 1,903
                                                                             =======


     The accompanying notes to condensed consolidated financial statements are an integral part of this condensed consolidated statement.

NOTE 1. INTERIM FINANCIAL STATMENTS

     The accompanying condensed consolidated financial statements include the accounts of MKR Holdings (the "Company"). The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally required in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.

     The Company is no longer engaged in the conduct of business and operates for the sole purpose of holding and subsequently liquidating its assets (which consist almost entirely of its equity interest in Marker International GmbH ("Newco")). As a result the Company's financial statements have been prepared on a liquidation basis. Prior to November 30, 1999, MKR Holdings, then named Marker International, was a holding company which operated through its subsidiaries, Marker Deutschland GmbH, Marker USA, Inc., Marker Ltd., Marker Japan Co. Ltd., Marker Austria GmbH and Marker Canada, Ltd.

     The statements of changes in net assets in liquidation for the period from April 1, 2000 through June 30, 2000 is not necessarily indicative of the results for the full fiscal year. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's most recent annual report on Form 10-K, as filed with the SEC.

     On November 30, 1999 (the "Closing Date"), the Company sold substantially all of its assets (including the equity securities of its subsidiaries) to Newco, a GmbH organized under the laws of Switzerland, pursuant to an asset purchase agreement (as amended by the Amendment to the Asset Purchase Agreement dated as of September 20, 1999, the "Purchase Agreement") between the Company and Newco. In exchange, Newco assumed substantially all of the liabilities of the Company and the Company received a 15% equity interest in Newco. The remaining 85% equity interest in Newco is held by CT Sports Holding AG ("CT"), a joint venture between Tecnica S.p.A. and H.D. Cleven, the principal shareholder of the Volkl Group. Pursuant to the Purchase Agreement, CT was required to contribute to Newco $15,000,000 in cash for its 85% equity interest in Newco. As a result of CT's purchase of 66.66% of Marker Canada, Ltd. in June 1999 for $1,025,501, CT's actual contribution to Newco totaled $13,974,499.

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

     In connection with the Purchase Agreement, the Company reached agreements-in-principle regarding the restructuring of its debt and the treatment of such debt under a plan of reorganization with substantially all of its creditors that were impaired under such plan. On August 19, 1999, the Company, DNR North America, Inc. and DNR USA, Inc. (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On September 22, 1999, the Debtors filed the First Amended Joint Chapter 11 Plan of Reorganization (as amended by the Amendment to the First Amended Joint Chapter 11 Plan of Reorganization, dated as of October 25, 1999, the "Plan") and a related disclosure statement (the "Disclosure Statement"). By order dated September 22, 1999, the Bankruptcy Court approved the Disclosure Statement as containing adequate information. The Disclosure Statement and the Plan were subsequently distributed to the Debtors' creditors and shareholders for approval, which approval was subsequently obtained. On October 27, 1999, the Plan was confirmed by order of the Bankruptcy Court (the "Confirmation Order"). Pursuant to the Confirmation Order, the Bankruptcy Court approved the Plan and the Purchase Agreement on October 27, 1999. The Company did not distribute any securities in connection with the Plan.

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

     The Company recognized a gain of $16.5 million from the sale to Newco of substantially all of the Company's assets and the assumption by Newco of certain of the Company's liabilities pursuant to the Purchase Agreement. The Company has valued and accounted for its 15% equity interest in Newco (the "Investment") based on the estimated liquidation value. Based upon the sales price of substantially all of the assets, the initial liquidation value of the Investment was approximately $1.9 million. Changes in liquidation value to date are recorded as unrealized gains or losses in each period. As of March 31, 2000, based on a report by an independent appraiser, the Investment was valued at approximately $2.8 million ($3.6 million less the $775,000 that will be deducted from the purchase price if CT exercises the Option). This appraisal of the value of the Investment will be updated going forward on at least an annual basis and the accounting for the Investment will be adjusted accordingly. The actual liquidation value of the Company's Investment, when such liquidation occurs, may differ materially from the estimated value herein recorded. In addition, the liquidation value going forward will be reduced by the amount of general and administrative expenses that have yet to be incurred by the Company. The financial statements of Newco will be filed by an amendment to our Form 10-K (filed on July 17, 2000) within 180 days of March 31, 2000.

     In connection with the sale of the Company's assets, the Company adopted the liquidation basis of accounting effective December 1, 1999. Under this basis of accounting, assets and liabilities are stated at their estimated net realizable value. The Company's financial statements prior to December 1, 1999 were, and are, presented on a going concern basis.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     On November 30, 1999 (the "Closing Date"), the Company sold substantially all of its assets (including the equity securities of its subsidiaries) to Marker International GmbH, a GmbH organized under the laws of Switzerland ("Newco"), pursuant to an asset purchase agreement (as amended by the Amendment to the Asset Purchase Agreement dated as of September 20, 1999, the "Purchase Agreement") between the Company and Newco. In exchange, Newco assumed substantially all of the liabilities of the Company and the Company received a 15% equity interest in Newco. The remaining 85% equity interest in Newco is held by CT Sports Holding AG ("CT"), a joint venture between Tecnica S.p.A. and H.D. Cleven, the principal shareholder of the Volkl Group. Pursuant to the Purchase Agreement, CT was required to contribute to Newco $15,000,000 in cash for its 85% equity interest in Newco. As a result of CT's purchase of 66.66% of Marker Canada, Ltd. in June 1999 for $1,025,501, CT's actual contribution to Newco totaled $13,974,499.

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

     The Company recognized a gain of $16.5 million from the sale to Newco of substantially all of the Company's assets and the assumption by Newco of certain of the Company's liabilities pursuant to the Purchase Agreement. The Company has valued and accounted for its 15% equity interest in Newco (the "Investment") based on the estimated liquidation value. Based upon the sales price of substantially all of the assets, Newco's initial liquidation value of the Investment was approximately $1.9 million. Changes in liquidation value to date are recorded as unrealized gains or losses in each period. As of March 31, 2000, based on a report by an independent appraiser, the Investment was valued at approximately $2.8 million ($3.6 million less the $775,000 that will be deducted from the purchase price if CT exercises the Option). This appraisal of the value of the Investment will be updated going forward on at least an annual basis and the accounting for the Investment will be adjusted accordingly. The actual liquidation value of the Company's Investment, when such liquidation occurs, may differ materially from the estimated value recorded herein. The financial statements of Newco will be filed by an amendment to our Form 10-K (filed on July 17, 2000) within 180 days of March 31, 2000.

RESULTS OF OPERATIONS

     Comparisons of operations for the three months ended June 30, 2000, to the corresponding period of the prior fiscal year are not meaningful due to the consummation of the transactions contemplated in the Purchase Agreement. As discussed in Note 1 to the financial statements, the Company is no longer engaged in the conduct of business and operates for the sole purpose of holding and subsequently liquidating its assets. Since December 1, 1999, the Company's financial statements have been reported in accordance with the liquidation basis of accounting.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary cash needs are for its payroll, professional fees incurred in preparing the Company's monthly financial statements and in connection with its required SEC filings and administrative expenses.

     The Company's sole source of working capital is monthly advances from Newco. Pursuant to the Purchase Agreement, Newco is obliged to lend up to $300,000 annually to the Company for its operations and associated expenses. This obligation extends until November 30, 2001, the second anniversary of the Closing Date. The Company currently has no commitments to fund its operations subsequent to November 30, 2001. As of June 30, 2000, the Company had received $55,000 in advances from Newco. The Company believes that $300,000 should be adequate to fund the required activities of the Company on an annual basis until November 30, 2001, absent unanticipated or extraordinary circumstances. The funds advanced from Newco to the Company will reduce the value to be received by the Company upon its liquidation. The interest rate for advances from Newco is 5%.

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

     The Company was recently notified by NASDAQ that it should obtain a different ticker symbol due to the Company's name change pursuant to such requests, effective August 3, 2000, the Company's ticker symbol changed from MRKR to MKRH.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is exposed to market risk, including various interest rate and foreign currency exchange rate risks.

     FOREIGN CURRENCY RISK - The functional currency of Newco is the Euro. As a result, the value of the Company's Investment is subject to foreign currency fluctuations between the U.S. Dollar and the Euro which could have a material impact on the fair value of the Company's Investment.

     INTEREST RATE RISK - The Company no longer has any significant exposure to market risks for changes in interest rates since the Company's borrowings from Newco is at a fixed rate of 5%.

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     a)   EXHIBITS:

          10.42  Valuation of Marker International GmbH as of March 31, 2000.

          27     Financial Data Schedule. *

     b)   Reports filed on Form 8-K:

          None.

-------------------
*    Filed herewith.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MKR HOLDINGS
                                       Registrant

Dated:  August 9, 2000                 /s/  Kevin Hardy
                                       --------------------------
                                       Kevin Hardy
                                       President and Chief Financial Officer