Form 10-K405/A
period 2000-03-31
MKR HOLDINGS
filed 2000-09-29
CIK 925172

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

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

                      DOCUMENTS INCORPORATED BY REFERENCE:
     LIST HEREUNDER THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-K INTO WHICH THE DOCUMENT IS INCORPORATED: NONE.

         The information appearing in Part IV, Item 14, of MKR Holding's Annual Report on Form 10-K for the fiscal year ended March 31, 2000 is hereby amended to include the following financial statements of Marker International GmbH.

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)  1.  MARKER INTERNATIONAL GMBH

AUDITOR'S REPORT

To the Shareholders of Marker International GmbH:

We have audited the accompanying consolidated balance sheet of Marker International GmbH and subsidiaries as of March 31, 2000 and the related statement of loss and cash flows for the nine months period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with International Standards on Auditing. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall consolidated financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

The financial statements of Marker International GmbH have been examined by another auditing firm, whose report have been provided to us. Our opinion expressed in this report, insofar as it relates to the amounts included for that company, is based also upon the audit of the other auditing firm.

In our opinion, the consolidated financial statements give a true and fair view of the financial position of Marker International GmbH and subsidiaries as of March 31, 2000, and of the results of their operations and their cash flows for the nine months period then ended, in accordance with International Accounting Standards.

Without qualifying our opinion, we draw attention to the fact that, as shown in the accompanying consolidated financial statements, the Group has incurred significant losses during its first business period and presents a deficit of Euro 4,433 thousand at March 31, 2000. Management's plans in regards to these matters are described in paragraph 1 of the notes to the consolidated financial statements, and their success depends on the financial support of the shareholders and the banks. At present bank negotiations are in process with the purpose of establishing the conditions of credit lines to be granted for the business period 2000/2001. Presently, the outcome of these negotiations has not yet been defined. The consolidated financial statements have been prepared assuming that the Group will continue as a going concern and do not include any evaluation should the agreement not be reached.

Accounting practices used by Marker International GmbH in preparing the accompanying consolidated financial statements conform with the International Accounting Standards but do not conform with accounting principles generally accepted in the United States. A description of these differences and a partial reconciliation as permitted by Form 20-F of consolidated income and shareholders' equity to U.S. generally accepted accounting principles is set forth in Note 34.


/s/ Arthur Andersen S.p.A
------------------------------
Arthur Andersen S.p.A

Treviso, Italy,
June 19, 2000

MARKER GROUP

CONSOLIDATED BALANCE SHEET AS OF MARCH 31ST ,2000

                                                              March, 31 2000
                                                             Thousands of Euro
                                                             -----------------
ASSETS

CURRENT ASSETS

Cash and cash equivalents                  Note 6                       5.595

Trade receivables                          Note 7                      18.268
Receivables due from related companies     Note 8                         280
Other receivables                          Note 9                         303
Inventories                                Note 10                     16.594
Prepaid expenses and accrued income        Note 11                        295
Other current assets                       Note 12                        134
                                                                   -----------
TOTAL CURRENT ASSETS                                                   41.469
                                                                   -----------

NON-CURRENT ASSETS

Tangible fixed assets                      Note 13                      5.870
Goodwill                                   Note 14                      3.755
Intangible fixed assets                    Note 14                      2.417
Other non current assets                   Note 15                        531
                                                                   -----------
TOTAL NON-CURRENT ASSETS                                               12.573
                                                                   -----------
TOTAL ASSETS                                                           54.042
                                                                   ===========


                                                              March, 31 2000
                                                             Thousands of Euro
                                                             -----------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Trade Payables                                                          1.829
Related Companies Payables                 Note 8                       4.453
Bank overdrafts and loans                  Note 16                     21.290
Short-term portion of medium/long term     Note 17                      1.834
loans
Other payables                             Note 18,19                   3.431
Creditors due within 12 months
Accrued Expenses and deferred income       Note 20                      1.550
                                                                   -----------
TOTAL CURRENT LIABILITIES                                              34.387
                                                                   -----------

NON-CURRENT LIABILITIES

Medium/long term loans net of              Note 21                      9.891
short-term portion
Parent Company loan                        Note 21                     12.744
Medium/long term loans net of              Note 21                      1.453
short-term portion from related companies
                                                                   -----------
TOTAL NON-CURRENT LIABILITIES                                          24.088
                                                                   -----------

                                                                   -----------
TOTAL LIABILITIES                                                      58.475
                                                                   -----------
SHAREHOLDERS' EQUITY
Share Capital                              Note 17                      1.249
Translation Adjustments                    Note 17                       (30)
Net result of the year                     Note 17                    (5.652)
                                                                   -----------
TOTAL NET EQUITY                                                      (4.433)
                                                                   -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             54.042
                                                                   ===========


MARKER GROUP

CONSOLIDATED INCOME STATEMENT FOR THE 9 MONTHS PERIOD ENDED MARCH 31ST, 2000

                                                           Thousands of Euro
                                                           -----------------
Net sales                                   Note 22                    20.516

Cost of sales                               Note 23                  (16.432)
                                                                    --------

GROSS PROFIT                                                            4.084
Selling Expenses                            Note 25        (4.951)
Warehouse and Shipping                      Note 26          (702)
General and Administrative Expenses         Note 27        (2.702)
Other Operating Expenses                    Note 28          (604)
Operating Expenses                                                    (8.959)
                                                                    --------
PROFIT FROM OPERATIONS                                                (4.875)

Financial Expenses, Net                     Note 29        (1.123)
Other Expenses                              Note 30           356

Other income (expenses)                                                 (767)
                                                           ------   --------

PROFIT BEFORE TAXATION                                                (5.642)

Current                                                       (10)
Deferred                                                        0
                                                           ------
Income taxes                                Note 31                      (10)
                                                                    --------
NET RESULT FOR THE YEAR                                               (5.652)
                                                                    ========


The Group's consolidated income statement is prepared for the 9- months period from the incorporation of the parent company to March 31st, 2000. The income statements of the operating subsidiaries are included for the 4 month period from the date of their contribution into the Group - November, 30th, 1999 - to March, 31st, 2000.

MARKER GROUP

CONSOLIDATED CASH FLOW STATEMENTS
FOR THE 9 MONTHS PERIOD ENDED MARCH 31ST, 2000

                                                           Thousands of Euro
                                                           -----------------
NET PROFIT/(LOSS) OF THE PERIOD BEFORE FINANCIAL
EXPENSES AND NON-OPERATING EXPENSES                                       (4.875)
Adjustments for:
-  Depreciation, amortization and write-downs of
   fixed assets                                              1.541
-  Bad debt provision                                          336
                                                         ---------
WORKING CAPITAL MOVEMENTS                                                 (2.998)
-  (Increase) decrease in trade debtors                     20.822
-  (Increase) decrease in trade creditors                     (571)
-  (Increase) decrease in stock                              2.783
-  (Increase) decrease in other current assets                (120)
-  (Increase) decrease in other current liabilities           (891)
                                                         ---------
NET WORKING CAPITAL MOVEMENTS                                             22.023
                                                                        --------
NET CASH FLOWS ARISING FROM OPERATING ACTIVITIES                          19.025
                                                                        --------
Cash flows from investing activities:
-  (Increase) decrease in tangible assets                    1.535
-  (Increase) decrease in intangible assets                   (869)
-  (Increase) decrease in other non current assets              (9)
                                                         ---------
NET CASH FLOWS USED IN OPERATIONAL ACTIVITIES                                657
Cash flows used in financing activities:
-  Increase (decrease) of medium/long term loans            (1.351)
-  Net financial expenses                                   (1.123)
-  Other Income                                                422
-  Other changes in equity                                     (30)
                                                         ---------
NET CASH FLOWS ARISING FROM/ (USED) IN FINANCING
ACTIVITIES                                                                (2.082)

CASH FROM THE CONTRIBUTION OF MARKER SUBSIDIARIES AS OF
NOVEMBER 30TH, 1999                                                      (34.816)

Net Cash Flows                                                           (17.216)


Cash at the beginning of the year                                              0
Cash at the end of the year                                              (17.216)


MARKER GROUP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31ST, 2000

1    GROUP PROFILE

     MARKER International GmbH, located in Ruessenstrasse 6, in 6340 Baar, Canton Zug, Switzerland, was registered on July 5th, 1999 at the Company Registry of the Canton Zug. With effect of November 30th, 1999 , the ongoing companies listed below have been contributed in MARKER International GmbH by MARKER International Inc. located in Salt Lake City,
     USA:

     -    MARKER Deutschland GmbH

     -    MARKER USA Inc.

     -    MARKER Canada Ltd.

     -    MARKER JAPAN Co. Ltd.

     -    MARKER Austria GmbH

     -    MARKER Ltd, in its process of winding up

     Below is a chart of the Group's structure.


                                  [FLOWCHART]

     MARKER International GmbH owns 100% of the six MARKER subsidiaries listed above.

     H.D. Cleven, with 41,375 % share, is one of the two major shareholders of MARKER International GmbH and he also holds a major share of Volkl Group, which is a manufacturer engaged in the development, production and world-wide distribution of skis, snowboards, tennis ware and clothes.

     The second major shareholder of MARKER International GmbH, with a share of 41,375%, is Tecnica S.p.A by means of the holding Tesi II. Tecnica Group is engaged in the development, production and world-wide distribution of ski-boots, inline skates, and clothes.

     MKR Holdings Inc. is the new name of the former shareholder of MARKER operating companies world-wide, and holds 15% of MARKER International GmbH.

     The residual shares are owned by minority shareholders.

     Tecnica and Volkl both serve the same end-consumer and retail market as of MARKER Group does, thus creating commercial synergies for all these Groups.

     MARKER Group is engaged in the development, production and world-wide distribution of high quality ski bindings.

     The production plant is located in Germany, in leased facilities.

     With regards to major markets, USA, Canada, Japan and Austria, MARKER products are sold by its own trade companies. In other countries, the trading activity is entrusted to distributors. MARKER Canada Ltd. and MARKER Japan Co. Ltd. also distribute the product lines of Tecnica and Volkl.

     The full business year of MARKER lasts from April 1st to March 31st.

     The first business year of MARKER Group includes the operations of MARKER subsidiaries for the four months period from the date of their contribution
     - November, 30th 1999 - to March 31st, 2000.

     MAJOR RESTRUCTURING EVENTS OF THE FIRST FOUR MONTHS OF THE NEW MARKER GROUP

     Since January 2000, MARKER Canada Ltd. and MARKER Japan Co. Ltd, distribute the product lines of Tecnica and Volkl, in addition to MARKER ski-bindings; as a consequence they have increased their turnover and are allowed to benefit from the improved infrastructure. Besides that the market demand for sets of skis and bindings were met with a joint ski-skibinding-set of Volkl and MARKER.

     The production facility in Germany has been completely re-organised. The reorganisation led to decreased production times, labor cost and higher flexibility.

     FINANCIAL SITUATION

     Total net financial indebtedness of the Group amount to E41.617 thousand, of which E27.420 thousand are towards banks and other private financiers, and E14.197 thousand is towards the Parent Company and other related parties. The detail of financial debts is indicated in paragraph 16 and 17 of these notes. The current portion of the net financial indebtedness amounts to 23.124 thousand Euro. Interests accrue at annual rates from 2% to 6%.

     The financial situation described above is the result of the negotiations with banks and other financiers during the period before the contribution of MARKER operating companies to MARKER International GmbH, the purpose of which was to give financial support to the start up and the re-organization of the new MARKER Group.

     As an important result of these negotiations, the German banks, which were financing MARKER Germany GmbH, have forgiven debts for about E15,7 million.

     As described in note 8, the parent company loan of E12.744 thousand is a granted loan: according to the agreements with banks, the Group is not allowed to reimburse the parent company loan up to the complete reimbursement of the loans obtained by the banks. This parent company loan has the purpose to guarantee the banks and assure the necessary financial support to the Group, without requiring periodic reimbursements.

     The major banks of MARKER Deutschland GmbH are the Bayerische Hypo- und Vereinsbank AG and the Deutsche Bank AG. They have indicated their willingness to further finance MARKER Deutschland GmbH after the presentation of the year end report, the presentation of the budget approved by the shareholders for the business year 2001 and the registration of the MARKER trademarks at MARKER International GmbH.

     All assets inventory, receivables, fixed assets, trademarks and patents owned by MARKER Deutschland GmbH serve the German banks as securities.

     The credit lines of MARKER USA Inc. and MARKER Canada depend on their amount of receivables and inventory.

     MARKER Japan Co. Ltd., and MARKER Austria GmbH have no credit lines available.

     LITIGATION

     A major competitor called Atomic has sued MARKER for allegedly violating one of their patents for a rental skibinding in Austria and Switzerland. To the day of finalizing these notes, no final decision has been made by the courts. In all of the countries MARKER was allowed to present its Speed Point Demo Binding at trade shows.

     With reference to Atomic litigation, no provision for risks has been recorded in the consolidated financial statements, as no loss will reasonably arise from it according to the available elements and the legal consultant opinion.

2    SUMMARY OF RESULTS OF OPERATIONS

     Sales revenues are Mio 20,5E. Out of the gross profit of Mio 4,8E there results a margin of 23 %. Operating expenses are Mio 9E. Non operating expenses are Mio 1,4E. The loss before taxes of the first four months is Mio 5,6E. These results refer to a four-months period from December 1st , 1999 to March 31st, 2000.

     RESTRUCTURING PROGRAM OF BUSINESS YEAR TO 2000/2001

     MARKER Deutschland GmbH has established a restructuring program to improve productivity and reduce scrap and absenteeism rate in the production. In addition the cost cutting program for all departments has continued.

     For the distribution companies, cost saving programs have been established and the distribution of additional program lines, especially for Tecnica and Volkl, is in progress.

     For all the MARKER Group companies, the controlling function has been substantially improved.

3    FORM AND CONTENT OF THE CONSOLIDATED FINANCIAL STATEMENTS

     As described in paragraph 1), MARKER Group has been incorporated during the fiscal year 1999-2000, by means of the contribution to MARKER International GmbH of all investments held by an American holding company, located in Salt Lake City. The consolidated financial statements as of March 31st, 2000 are the first financial statements prepared by the Group, and include:

     - as far as the consolidated balance sheet is concerned, the assets and liabilities of the parent company MARKER International GmbH and of all its subsidiaries, which are either directly or indirectly controlled by the parent company.

     - with regards to the consolidated income statement, the income statement of the parent company for the nine-months period from the incorporation in July 1999 to March 31st, 2000, and the income statements of its operating subsidiaries for the four-months period from the date of the contribution - December 1st, 1999 - to March 31st 2000.

     Because the business year 1999/2000 is the first business period of the new MARKER Group, the consolidated financial statements do not show any comparable figures.

     The financial statements utilized for the consolidation consist of the financial statements prepared for the approval of the relevant shareholders' meetings. Such financial statements were re-classified in order for their format to better comply with the criteria adopted by the parent company.

     Where necessary, these financial statements were amended to conform with the accounting principles issued by the International Accounting Standards Committee (I.A.S.C.) as adopted by the Group. Swiss requirements referring to the consolidated financial statements have also been complied with.

     All the amounts included in the consolidated financial statements and in the relative notes are in thousands of Euro.

4    PRINCIPLES OF CONSOLIDATION AND FOREIGN CURRENCY TRANSLATION METHOD

     The most significant principles of consolidation adopted in the financial statements are the following:

     (a) Global integration of the financial statements of the consolidated companies and elimination of the carrying values of investments of the parent company against the net equity at the date of the contribution. Any excess of the cost of the acquisition over the purchaser's interest at fair value of the identifiable assets and liabilities acquired as at the date of the transaction, is stated as a consolidation difference in the item Goodwill under Intangible Assets and is amortized over the expected useful life. If a negative difference arises, it is stated as a consolidated provision for future risks and expenses under Other Long-Term Liabilities, where reflecting expected future losses. Otherwise it is classified as a reserve under the item Net Equity.

     (b) In-full elimination of intragroup receivables and payables, income and expenses and all other relevant intragroup transactions, including Group dividends, write-downs, and revaluation of consolidated investments, unrealised profits and losses, resulting from intragroup transactions, are also offset.

     (c) At the balance sheet date, monetary assets and liabilities stated in foreign currencies are converted into Euro at year-end rate. Net Equity is converted at historical-exchange rate. Income statements are converted at average-exchange rate. Exchange differences arising from the conversion of foreign currency financial statements are charged to Net Equity under the item Exchange Rate Differences".

          Exchange rate used for the translation of items stated in currency other than Euro

          1 Euro = Unit of Local Currency

                                         AVERAGE IN THE
              CURRENCY                       PERIOD       MARCH 31, 2000
          ------------------             --------------   --------------
          Swiss Franc                       1,599232         1,592103

          German Mark                       1,955837         1,955837

          Austrian Schilling                13,76046         13,76046

          US Dollar                         0,962177         0,957304

          Canadian Dollar                   1,399384          1,39334

          Japanese Yen                        103,48         100,5996

5    ACCOUNTING PRINCIPLES

     The consolidated financial statements have been prepared in accordance with the accounting principles issued by the International Accounting Standards Committee (I.A.S.C.). The most significant are the following:

     a) Receivables -- Receivables are shown at their estimated realizable value.

     b) Inventories -- Inventories are valued at the lower of purchase or production cost, determined on the basis of the average weighted cost, and market or realizable value.

          Manufacturing cost includes raw materials, and all related direct and indirect costs.

          The estimated realizable value is calculated considering both manufacturing costs still to be incurred, and direct sales costs.

          Obsolete or slow moving inventories are written off depending on their possible utilization or sale.

     c) Tangible fixed assets -- Tangible fixed assets are stated at purchase or factory cost, possibly increased by applying specific revaluation laws. The cost includes direct and indirect costs which can be reasonably attributed to the asset.

          Accumulated depreciation is charged on the basis of the estimated useful economic lives of the assets by using the following rates:

               Buildings                                   10%
               Plants and Equipment                        33%
               Industrial and Commercial Equipment         33%
               Vehicles                                    20%
               Furniture, fixtures and fittings            25%
               Office Equipment                            33%

          In the case of a permanent loss in value, the assets are written down appropriately. If, during the following years, the conditions leading to the write-down no longer exist, the original value is restored appropriately amortised.

          Ordinary maintenance costs are charged in full to the profit and loss account. Maintenance costs that improve an asset are added to its value and depreciated over its residual useful life.

     d) Intangible fixed assets -- These are shown at purchase or production cost, inclusive of ancillary expenses and are amortised on a straight-line basis over the period they are expected to benefit.

          The amortisation periods are as follows:

               Trademarks                         10 years
               Patents                            5 years
               Setting up and development         3 years
               Goodwill                           5 years

          In the case of a permanent loss in value, the intangible fixed assets are written down appropriately. In subsequent years, if the conditions leading to the write down no longer exist, the original value is restored appropriately amortized.

     e) Securities held as fixed assets are valued at cost, which is written down in case of durable losses. In subsequent years, if the conditions leading to the write down no longer exist, the original value is restored.

     f) Payables -- Like other liabilities, payables are reported at their nominal value.

     g) Reserves for risks and charges -- Reserves for risks and charges (included under Other Payables and Other Long Term Liabilities) are provided to cover certain or probable losses or liabilities that could not be specifically quantified or scheduled at the year-end. Provisions reflect the best possible estimate ,based on the information available.

     h) Foreign currency transactions -- Receivables and payables originally denominated in foreign currencies are translated into Euro using the historical exchange rates ruling at the transaction dates. Exchange differences realised on the collection of receivables and the settlement of payables are booked to the income statement. At the year-end, receivables and payables originally denominated in foreign currencies, are translated into Euro at the year-end exchange rates. The exchange differences arising from the transaction are booked in the income statement.

     i) Pre-payments and accruals -- Pre-payments and accruals refer to revenues and costs relating to two or more financial years in accordance with the accrual basis of accounting.

     j) Revenue and cost recognition -- Revenue from the sale of goods is recognised on transfer of property, which generally coincides with shipment. Cost and revenues are recognised in the financial statements according to the accruals and prudence concepts.

     k) Taxes -- These are recorded on the basis of estimated taxable income, calculated in accordance with current regulations, taking into account any tax credits due. Provisions are also made to a specific reserve for deferred tax assets and liabilities arising from timing differences between the results reported in the financial statements and the corresponding amounts recognized for fiscal purposes, as well as from consolidation adjustments (elimination of adjustments recorded solely for tax purposes and of unrealised intercompany profit) and from the deferred taxation of capital gains on the disposal of fixed assets and business divisions and of capital grants. Deferred tax assets are recorded only if it is reasonably certain that they will be recovered and, therefore, prepaid taxes are only recognised if it is probable that they will be absorbed by sufficient future taxable income or, otherwise, that they will be eliminated in years in which timing differences giving rise to an equivalent value of deferred tax liabilities reserve.

6    CASH AND CASH EQUIVALENTS

     At the date of the financial statements the item was composed as follows:

          Cash on hand                                   13
          Bank Accounts in Local Currency             5.466
          Bank Accounts in Foreign Currency             116
                                                    -------
          TOTAL                                       5.595
                                                    =======

7    TRADE RECEIVABLES

     At March 31, 2000, the item amounted to E18.268 thousands. The amount is net of a provision for bad and doubtful debts of E1.353 thousand.

     The high amount of trade receivables at the date of the financial statements (about 90% of total sales of the period) is principally due to the seasonality of sales, which are concentrated in autumn and winter. Normally sales of products for wintertime are totally cashed in June and July; sales of products for summertime are cashed in September or October. In general the collection times are long in MARKER market.

     The reserve for doubtful accounts has been accrued based on a prudent estimate on the risk of losses on receivables at the end of the period, considering their age and the specific risk factor in the foreign markets.

8    RELATED COMPANY RECEIVABLES, PAYABLES AND LOANS

     RECEIVABLES: the amount of E280 thousand refers to trading operations with related companies which took place on an arms' length basis, and are composed as follows:

          Dolomite S.p.A                            188
          Tecnica S.p.A                              19
          MARKER International Inc.                  58
          Other related parties                      15
                                                    ---
          TOTAL RELATED COMPANY RECEIVABLES         280
                                                    ===


     Dolomite S.p.A. is a company of Tecnica Group. Other related company receivables of E15 refer to Volkl Group companies.

     PAYABLES AND LOANS: the balance of E4.453 thousand due to related companies at year-end was composed as follows:

          Payables:
            Tecnica S.p.A                            3.716
            Volkl Group                                618
            C.T. Holding (parent company)              119
                                                   -------
            TOTAL RELATED COMPANY PAYABLES           4.453
                                                   =======


     All payables towards related parties derive from commercial transactions consisting in the purchase of finished goods, taken place on an arm's length basis.

     The balance of E1.453 thousand for Medium/Long term Payables due to related companies at the year-end was composed as follows:

          Volkl                                    818
          Tecnica S.p.A                            635
                                                 -----
          TOTAL RELATED COMPANY PAYABLES         1.453
                                                 =====


     These payables derive from commercial transactions. With respect to them, the Group has obtained from the related companies (they are the major shareholders which control the Group through CT Sport Holding), an extension of payment. The payables are non-interest bearing.

     The amount of E12.744 thousand included in the item Parent Company Loans, refers to a loan granted by the parent company C.T. Sport Holding. The interests of the loan are determined according to the regulations of the Swiss Tax Authorities for unsecured shareholder loans. Therefore the annual interest rate will be 4,5%; interests are paid annually at March 31st. The loan does not have a formally defined expiring date; in any case it is due beyond five years. According to an agreement with the credit institutions which are financing the Group, the loan which the parent company granted to MARKER Group cannot be repaid before the repayment of the banks' loans.

9    OTHER RECEIVABLES

     The item is composed as follows (in thousand of Euro), and the most relevant item is Receivables For Territory Sales, which refers to trading receivables due from representatives for samples.

          Receivables from tax authorities          66
          V.A.T. recoverable                        52
          Territory sales                          149
          Insurance                                  3
          Advances to personnel                      1
          Other receivables                         32
                                                   ---
          TOTAL OTHER RECEIVABLES                  303
                                                   ===

10   INVENTORIES

     As of March 31, 2000, inventories amounted to E16.594 thousand, and consisted for the most part of the bindings produced by MARKER Germany, included in the item Finished Goods. A minor amount of the stock is made up of those goods which MARKER does not produce itself, but trades under its brand. The total amount can be detailed as follows:

          Raw materials                                               1.627
          Work in progress                                              544
          Finished goods                                             15.884
          Reserve for obsolete or slow moving inventory              (1.461)
                                                                    -------
          TOTAL                                                      16.594
                                                                    =======


The reserve for obsolete or slow moving inventory has been accrued according to the best estimate of the realizable value of obsolete stock made by the management, based on the available information.

11   PREPAID EXPENSES AND ACCRUED INCOME

     As of March 31, 2000 the item consists of the following:

          Rent installments           29
          Insurance                   27
          Prepaid Air Ticket         122
          Other                      117
                                     ---
          TOTAL                      295
                                     ===

12   OTHER CURRENT ASSETS

     At March 31, 2000, the item was composed as follows:

          Deferred Charges          90
          Deposits                  44
                                   ---
          TOTAL                    134
                                   ===


13   TANGIBLE FIXED ASSETS

     Net tangible fixed assets at March 31, 2000 amount to E5.870 thousand. In Annex 2 is attached the detail of movements of Tangible Fixed Assets during the period.

     Main Tangible fixed assets refer to production plant and machinery at the German production site in Eschenlohe, and to office furniture and equipment at the distributors subsidiaries world wide. The buildings, where Group companies run their activities, are leased.

     As explained above, all tangible fixed assets, as well as patents, software and the other assets in the consolidated balance sheet, are secured as a warranty for banks credit lines.

14   INTANGIBLE FIXED ASSETS

     At the date of the consolidated financial statements Net Intangible Fixed Assets amount to E6.172 thousand, and are detailed as follows:

                              As of                                 Transl.     As of
                            01/11/99*    Additions     Amortiz.    Differenc.  31/03/00
                            ---------    ---------     --------    ----------  --------
          Trademarks          2.369          --          (81)         14         2.302
          Patents                 4           4           (2)        ---             6
          Software               24          18           (2)          1            41
          Other                  23          44           (1)          2            68
                              -----        ----        -----         ---         -----
          Sub total           2.420          66          (86)         17         2.417
                              -----        ----        -----         ---         -----
          Goodwill            3.643         339         (257)         30         3.755
                              -----        ----        -----         ---         -----
          Total               6.063         405         (343)         47         6.172
                              =====        ====        =====         ===         =====


     * date of the contribution of MARKER operating subsidiaries to MARKER International GmbH.

     Trademarks refer to the amounts allocated to the trademark "MARKER" of a portion of the surplus cost emerging from the elimination of the investments in the subsidiaries against their equity at the date of the contribution at the fair value of the assets and liabilities, according to IAS 22. The total surplus cost which has arisen, is of E6.012 thousand, and has been stated for E2.369 in the item Trademarks, and for E3.643 in Goodwill. As stated in the section relating to the accounting principles, the trademark is amortised in 10 years, and Goodwill is amortised in 5 years. Amortisation is calculated for the four-month period, from the date of contribution to March 31st, 2000.

15   OTHER NON CURRENT ASSETS

     At March 31, 2000, the item was composed as follows:

          Guarantee Deposit                     152
          Security held as fixed assets         379
                                                ---
          Total                                 531
                                                ===

     Security held as fixed assets mainly relate to membership rights, typical of the Japanese economic environment, and are treated as shares. They are valued at cost.

16   BANK OVERDRAFTS AND LOANS

     At the date of the consolidated financial statements, Current Bank Overdrafts And Loans amounted to E21.290 thousand. The item includes current bank accounts for E21.155 thousand and short terms loans for E135 thousand.

17   MEDIUM/LONG TERM LOANS

     As of March 31, 2000, total loans amounted to E24.401 thousand, and were split as follows:

          Current Portion                                   1.834
                                                           ------
          Non-current portion                               9.891
          Related Parties non current (Note 8)              1.453
          Parent Company Loan (Note 8)                     12.744
                                                           ------
          TOTAL                                            24.401
                                                           ======

     Medium/long term loans include loans from bank institutes for E4.160 thousand and loans from other private financiers for E7.565 thousand. They are detailed in the following table:

                               Expiring                    Current    M/L term
                                 date      Interest rate   portion    portion    Total
                               --------    -------------   -------    --------   -----
     Key Bank                  12/31/04        2%(*)            54        318       372
     M&T Bank                  12/31/04        2%(*)           208        835     1.043
     Sumitomo Bank             11/20/03          2%             98        263       361
     Sanwa Bank                11/29/00          2%            219          -       219
     Hypo Vereinsbank(***)     2001/2007     4,95%-6,1%        313      1.454     1.767
     Deutsche Bank(***)        2001/2002    5,95%-5,65%          -        397       397
     Tauber (bonds)            06/01/06        5%(**)          160      1.408     1.568
     Isomura                   10/27/04          2%            782      5.216     5.998
                                                            ------     ------   -------
                                                             1.834      9.891    11.725
                                                            =======    ======   =======


     (*) Starting from 01/01/2004 the interests will be calculated at the Swiss prime rate.

     (**)  Interests are charged starting from 06/01/03

     (***) Data refer to several loans. The column "Expiring date" show the nearest and the last expiring date of the loans. The column "Interest rate" shows for each bank the minimum and maximum rate applied.

     Interest rates shown in the table above give evidence that MARKER Group is paying low interests on its indebtedness. As explained in the paragraph related to the financial situation, this is the result of the negotiations with banks before the date of the contribution, when bank institutes decided to allow particular conditions in order to facilitate Group reconstruction.

18   OTHER PAYABLES

     Other Payables as of March 31, 2000, consist of the following:

     Employees                            1.410
     Employees-incentives                   350
     Social Security Institutions           213
     Tax Payables                           100
     Legal and other consultancy             62
     Promotions                             245
     Guarantees                             693
     Insurance                               30
     Other                                  328
                                          -----
     TOTAL                                3.431
                                          =====

19   TAXATION

     The amount of E100 thousands, included in Other Payables of Current Liabilities, is mainly related to income tax payable.

     Due to the losses suffered by almost all MARKER subsidiaries, the income tax for the year is not significant.

     The tax asset referred to the fiscal benefit due to the losses carried forward in future fiscal periods has not been prudentially reflected in the consolidated financial statements, as there is not a reasonable certainty of realizing fiscal incomes in the near future. In fact the positive effects of the results of the re-organization in course at present, will probably be perceivable in a few years.

     The total amount of losses carryforward is about E10.290 thousand. The tax benefit not recorded in the consolidated financial statements amounts to about E4.332 thousand.

20   ACCRUED EXPENSES AND DEFERRED INCOME

     Accrued expenses and deferred income as of March 31, 2000, consist of the following :

     Interest due to banks                   271
     Rent & lease expenses                   219
     Interest due to third parties           251
     Others                                  809
                                           -----
     TOTAL                                 1.550
                                           =====


21   NET EQUITY

     Deficit as of March 31, 2000, amounts to E4.433 thousand. Details in movements of share capital are shown in Annex 3, which forms part of these notes.

     (a)  SHARE CAPITAL

          The Share Capital as of March 31st, 2000 is resolved, subscribed and fully paid for E1.249 thousand.


     (b)  FOREIGN CURRENCY TRANSLATION

          This item presents a negative balance of E30 thousands as of March 31, 2000. This reserve represents the difference arising from the translation of the foreign currency consolidated financial statements.

     A reconciliation between the parent company's share capital and earnings and the corresponding items of the consolidated financial statements is shown here below:

                                                             Dec. 1, 1999 - March 31, 2000
                                                             Net Equity   Net Profit (Loss)
                                                             ----------   -----------------
     Statutory Financial Statements of MARKER
     International GmbH                                          1.260           4

     Net Equity and results of the subsidiaries of
     the relating investment values                             (2.794)     (4.776)

     Excess cost                                                   350         (26)

     Effect deriving from adjustment of goodwill
     booked in MARKER Int. GmbH                                    786         786

     Set-off of Intercompany profit                             (1.996)        316

     Extraordinary intercompany income booked in
     MARKER Int                                                 (1.979)     (1.979)

     Other Consolidation Adjustments                               (60)         23
                                                               -------      ------
     Consolidated Financial Statements of  MARKER
     International GmbH                                         (4.433)     (5.652)
                                                               =======      ======


22   NET SALES

     Net sales refer to the four month period from December 1st ,1999 to March 31st 2000. Net sales of products and services, net of returns, amount to E20.516 thousand. They are as follows, split per geographic area:

          Europe                       3.688
          North America                8.236
          Other Countries              8.592
                                      ------
                                      20.516
                                      ======

     Net sales for lines of products are split as follows:

                                     Sales amount    Percentage
                                     ------------    ----------
          Ski-Bindings                  14.528           71%
          Skates                         2.244           11%
          Ski                              897            4%
          Parts and accessories            856            4%
          Boots                            694            3%
          Clothing                         600            3%
          Tennis                            60            0%
          Trekking                          30            0%
          Snowboard                          9            0%
          Others                           598            3%
                                        ------         ----
                                        20.516          100%
                                        ======         ====


     MARKER Group produces only ski-bindings, the other products being purchased from other suppliers, in particular from related companies of Tecnica and Volkl Group. During year 2000, MARKER Group has started to sell products purchased from its related companies. This strategy will enable the Group to benefit of commercial synergies, consisting in the reduction of selling expenses, and on the possibility of offering to the client a complete range of winter sporting articles.

23   COST OF SALES

     Cost of sales as of March 31, 2000 comprises cost of raw materials, all direct and indirect production labor costs, ancillary materials and consumables, utilities, maintenance, etc. The cost of sales include also changes in inventory. It is split as follows in its basic components:

          Raw material                         5.299
          Direct production costs              1.682
          Overheads                            3.524
          Finished products                    5.947
                                              ------
                                              16.432
                                              ======

24   PERSONNEL

     At March 31, 2000 the work force stood at 363 people.

     Below is the detail by department of the number of employees:

                                   Totals number of persons
                                   Full-timers  Part-timers   Total
                                   -----------  -----------  -------
     Production                         211         18         229
     Selling                             61          0          61
     Warehouse and shipping              13          0          13
     General and administrative          46          1          47
     R&D                                 13          0          13
                                        ---         --         ---
     TOTAL PERSONNEL                    344         19         363
                                        ===         ==         ===

25   SELLING EXPENSES

     This item amounts to E4.951 thousand and is split as follows:

     Wages & Benefits                            1.198
     Agents' commissions                           960
     Travel & Entertainment                        383
     Advertising                                   709
     Trade Shows                                   476
     Endorsements / Competition                    220
     Warranty                                      499
     Other Selling Expenses                        506
                                                 -----
                                                 4.951
                                                 =====

26   WAREHOUSE AND SHIPPING

     This item amounts to E702 thousand and is split as follows:

     Wages & Benefits                            169
     Rent / Lease Expense/Storage                158
     Freight Expense                             136
     Supplies Expense                             30
     Contracted Services                           2
     Other Warehouse and Shipping                207
                                                 ---
                                                 702
                                                 ===

27   GENERAL AND ADMINISTRATIVE

     This item amounts to E2.702 thousand and is split as follows:

     Wages & Benefits                            1.104
     Insurance                                       8
     Product Liability Expense                      57
     Rent / Lease Expense                          347
     Depreciation and Amortization                 436
     Consulting Fees                               480
     Other G&A                                     270
                                                 -----
                                                 2.702
                                                 =====

     The item Depreciation and Amortization includes the amortization of goodwill for E195 thousand.

28   OTHER OPERATING EXPENSES

     Research and Development costs amount to E604 thousand, mainly due to research and development activities for the implementation and improvement of finished products. All R&D activities are carried at the German production plant in Eschenlohe.

29   FINANCIAL EXPENSES

     This item amounts to E1.123 thousand and is split as follows:

     Interest Income Other                          177
                                                 ------
                                                    177

     Short term bank Interest Expenses             (961)
     Long term bank Interest Expenses               (60)
     Other Interest Expenses                       (279)
                                                 ------
     Total Interest Expenses                     (1.300)
                                                 ------
     Net Financial Expenses                      (1.123)
                                                 ======

     The item Other Interest Expenses includes the interest accrued towards the Parent Company C.T. Sport Holding with reference to the long term loans of E12.744 thousand included in the consolidated liabilities.

30   OTHER INCOME

     The amount of E356 thousand mainly refer to net exchange differences recorded in the period.

31   TAXATION

     The income tax for the nine months period ended March 31, 2000 amounts to E10 thousand. The low amount is due to the losses incurred by all Group's subsidiaries.

     As mentioned in Note 19, the amount of fiscal losses carryforward is about E10.290 thousand. No tax asset has been prudentially recorded with reference to these tax losses.

32   POST CLOSING EVENTS

     No important post closure events occurred.

33   COMMITMENTS

     The Group is committed with the following lease payments under operating leasing or under other rental contracts (thousand of Euro):

          2000/2001                                    1.625
          2001/2002                                    1.301
          2002/2003                                    1.105
          2003/2004                                      914
          2004/2005                                      878
                                                     -------
                                                       5.823
                                                     =======

     The most significant yearly installment refer to the production building in Eschenlohe, which amounts to E878 thousand.

34   RECONCILIATION TO US GAAP

     The basis of the preparation of these consolidated financial statements is set out in Note 3 through Note 5. These accounting policies vary in certain important respects from the accounting principles generally accepted in the United States ("US GAAP"). The material differences affecting the profit and loss account and shareholders' equity between generally accepted accounting principles followed by the Group and those generally accepted in the United States are summarized below.

     The Group granted an equity compensation plan to one manager, as stated in the employment agreement between the parent company Marker International GmbH and the manager.

     According to this agreement, the manager has received during the period a minority interest in the parent company and, under some established conditions, he will receive additional portions of Marker International share capital at the end of each business period and within the date of termination of the employment agreement. In case the manager decides to terminate the agreement before its expiring date, Marker International GmbH shall pay to him a fixed amount for buying back the shares, or, alternatively, can accept that the manager maintains the equity for future fair market value.

     Based on the employment agreement, in case CT Holding (which is Marker International GmbH parent company) shall complete the acquisition of the 15% interest actually owned by the former holding (Note 1), a further 5% of Marker International share capital will be made available to the manager at a price equal to the fair value, as determined in the transaction.

     IAS do not require the recognition of the fair value of equity compensation plans in the financial statements. According to US GAAP the equity shares under these plans would be valued at their fair value and would be accounted for as an expense of the period in which they have been recognized to the employee. No effect would derive to the consolidated shareholders' equity, as the fair value of the shares would correspondingly increase the retained earnings.

     During the period the manager has received 2% of Marker International share capital. These shares have been transferred to the manager in connection with the closing of the Assets Purchase Agreement, under which the contribution of Marker operating subsidiaries to Marker International GmbH was realized (Note 3), and represent the compensation to the manager for continuing employment with Marker.

     The fair value of these shares is determined in about Euro 369 thousand, based on the value attributed to the assets transferred to Marker International GmbH in the above-referred transaction.

     According to the employment agreement, Marker International GmbH shall pay to the manager about Euro 313 thousand in case he leaves the Company after March 31, 2000, i.e. before the termination of the agreement.

     There is no income tax effect on the fair value of the granted shares.

     RECONCILIATION TO GENERALLY ACCEPTED ACCOUNTING
     PRINCIPLES IN THE UNITED STATES
     (thousand of Euro)

     CONSOLIDATED NET RESULT

                                                              March 31, 2000
                                                              --------------
     NET RESULT IN ACCORDANCE WITH IAS                           (5.652)

     Adjusted as follows:
     -  Fair value of the shares granted to one manager
        according to an equity compensation plan                   (369)
                                                                -------
     NET RESULT UNDER US GAAP                                    (6.021)
                                                                =======

     STATEMENT OF CHANGES IN CONSOLIDATED
     SHAREHOLDERS DEFICIT UNDER US GAAP

     BEGINNING BALANCE                                            1.249

     Additional paid-in capital - fair value of the
     shares granted to the manager                                  369

     Translation Differences                                        (30)

     Result of the period                                        (6.021)
                                                                -------
     Balance as of March 31, 2000                                (4.433)
                                                                =======


ANNEX 1

MARKER GROUP

COMPANIES INCLUDED IN THE CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2000

          Company                                   Capital Share in     Ownership Interest
                                                     Local Currency
     ------------------------------------------     ----------------     ------------------
     MARKER International GmbH                       CHF 2.000.000          Parent Company
     Ruessensrasse 66340 Baar
     Switzerland

     MARKER Deutschland                               DM 5.000.000                    100%
     Olympiastrasse 2, 82438 Eschenlohe
     Germany

     MARKER Austria Ges.m.b.h                        ATS 1.000.000                    100%
     Gewerbestrasse 13, 5550 Radstadt
     Austria

     MARKER Canada Ltd                               CDN 2.250.100                    100%
     Cote de Liesse, Suite 100 St. Laurant,
     Quebec-Canada

     MARKER Ltd.                                          US$ 1000                    100%
     P.O. Box 26548, 1070 West 2300 South
     84119, Salt Lake City,
     Utah-USA

     MARKER Usa Skibindings                               US$ 1000                    100%
     P.O. Box 26548, 1070 West 2300 South
     84119, Salt Lake City,
     Utah-USA

     MARKER Japan Co. Ltd                                 US$ 1000                    100%
     1-1-3 Toranomon
     Minato-Ku/Isomura building  J-000
     Tokio 105
     Japan


ANNEX 2

MARKER GROUP

PROPERTY, PLANTS AND EQUIPMENT- MOVEMENTS OF THE PERIOD
(in thousands of Euro):

                                                          Original cost
                                              Beginning   Transfers or
                                              Balances*     Additions        Disposals          Final
                                              ---------   -------------      ---------          -----
     Freehold land and building                   383           0                (383)               0
     Industrial Buildings                       2.009           0              (2.009)               0
     Plant & Equipment                         18.248         620              (1.939)          16.929
     Motor Vehicles                               209           8                 (26)             191
     Office furniture & Equipment               5.860         350              (1.223)           4.987
                                               ------         ---              ------           ------
     Balance                                   26.710         978              (5.580)          22.108
                                               ======         ===              ======           ======


                                                            Accumulated depreciation
                                        Beginning                 Accumulated                 Net Book                 Net Book
                                         Balances   Depreciation  Depreciation                  Value     Translation    Value
                                            (*)       Expense     on Disposal      Final      Beginning   adjustments    Final
                                        ---------   ------------  ------------     -----      ---------   -----------  --------
     Freehold land and building                0           0              0            0          383          0             0
     Industrial Buildings                     22           0            (22)           0        1.987          0             0
     Plant & Equipment                    13.967         893         (1.896)      12.963        4.281          8         3.974
     Moulds and Tools                          0           0              0            0            0          0             0
     Motor Vehicles                          132           8             (4)         136           77          0            55
     Office furniture & Equipment          3.904         278         (1.003)       3.179        1.956         34         1.841
                                          ------       -----         ------       ------        -----         --         -----
     Balance                              18.025       1.179         (2.925)      16.279        8.685         41         5.870
                                          ======       =====         ======       ======        =====         ==         =====

     (*) Beginning balances refer to the fair value of assets as of December 1st, 1999, date of the contribution of MARKER subsidiaries in MARKER International GmbH.

ANNEX 3

MARKER GROUP

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT FOR THE NINE MONTHS PERIOD ENDED MARCH 31, 2000
(Thousands of Euro)

                                                    Foreign                 Net profit       Total
                                        Share       Currency    Retained     (loss)       Shareholders'
                                       Capital     Translation  Earnings   for the year      equity
                                       -------     -----------  --------   ------------   -------------
Beginning Balance                        1.249          --         --            --           1.249

Translation Differences                     --         (30)        --            --             (30)

Loss for the period                         --          --         --        (5.652)         (5.652)
                                       -------       -----       ----       -------         -------
Balance as of March 31, 2000             1.249         (30)        --        (5.652)         (4.433)
                                       =======       =====       ====       =======         =======


                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Salt Lake and the State of Utah on September 29, 2000.


                                       MKR HOLDINGS

                                       By:  /s/ Kevin Hardy
                                          ------------------------
                                          Kevin Hardy
                                          President and Chief Financial Officer


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                              Title                    Date
---------                              -----                    ----

/s/ Kevin Hardy              President (Principal Executive   September 29, 2000
------------------------     and Chief Financial Officer
Kevin Hardy                  (Principal Financial and
                             Accounting Officer)

/s/ Henry E. Tauber          Director                         September 29, 2000
------------------------
Henry E. Tauber

/s/ Louis M. Alpern          Director                         September 29, 2000
------------------------
Louis M. Alpern