Form 10-Q
period 2000-09-30
MKR HOLDINGS
filed 2000-11-14
CIK 925172

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number: 0-24556


                                  MKR HOLDINGS
             (Exact name of registrant as specified in its charter)


               Utah                                        87-0372759
  (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                       Identification No.)


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

                    Yes /X/             No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class of Common Stock                        Outstanding at November 14, 2000
   ---------------------                        --------------------------------
Common Stock, $0.01 par value                             11,102,077

                                  MKR HOLDINGS

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                   Page
            Statements of Net Assets in Liquidation
               As of September 30, 2000 and March 31, 2000                        3

            Statements of Changes in Net Assets in Liquidation
               For the Three and Six Months Ended September 30, 2000              3

            Condensed Consolidated Statements of Operations
               For the Three and Six Months Ended September 30, 1999              4

            Condensed Consolidated Statement of Cash Flows
               For the Six Months Ended September 30, 1999                        5

            Notes to Condensed Consolidated Financial Statements                  6

Item 2.  Management's Discussion and Analysis of Consolidated Financial
         Condition and Results of Operations                                      9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk              11


                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                        12

Signatures                                                                       13


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                  MKR HOLDINGS
                     STATEMENTS OF NET ASSETS IN LIQUIDATION
     (Dollars in Thousands, Except Share and Per Share Amounts) (Unaudited)

                                                           September 30,      March 31,
                                                                2000            2000
                                                           -------------      ---------
Assets:
      Cash and cash equivalents                                $  112            $   66
      Investment in Marker International GmbH                   2,840             2,840
                                                               ------            ------
Total assets in liquidation                                     2,952             2,906
                                                               ------            ------
Liabilities:
      Accounts payable and accrued liabilities                     57               183
      Advances payable to Marker International GmbH               267                55
                                                               ------            ------
Total liabilities in liquidation                                  324               238
                                                               ------            ------
Net assets in liquidation                                      $2,628            $2,668
                                                               ======            ======
Net assets in liquidation per common share
   (based on 11,102,077 common shares outstanding)             $  .24            $  .24
                                                               ======            ======

                                  MKR HOLDINGS
               STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                       (Dollars in Thousands) (Unaudited)

                                                  For the Three      For the Six
                                                  Months Ended       Months Ended
                                                  September 30,      September 30,
                                                      2000               2000
                                                  -------------      -------------
Revenue:
      Other income                                   $     2             $     2

Costs and expenses:
      General and administrative expenses                 36                  42
                                                     -------             -------
Net change in net assets for the period                  (34)                (40)

Net assets at the beginning of the period              2,662               2,668
                                                     -------             -------
Net assets at the end of the period                  $ 2,628             $ 2,628
                                                     =======             =======

      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                                  MKR HOLDINGS
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)


                                                            For the Three         For the Six
                                                             Months Ended         Months Ended
                                                           September 30, 1999   September 30, 1999
                                                           ------------------   ------------------
NET SALES                                                      $ 16,949             $ 20,019
COST OF SALES                                                    11,075               13,254
                                                               --------             --------
GROSS PROFIT                                                      5,874                6,765
                                                               --------             --------
OPERATING EXPENSES:
      Selling                                                     2,046                3,744
      General and administrative                                  2,066                4,292
      Research and development                                      441                  881
      Warehousing and shipping                                      400                  711
                                                               --------             --------
            Total operating expenses                              4,953                9,628
                                                               --------             --------
OPERATING INCOME (LOSS)                                             921               (2,863)
                                                               --------             --------
OTHER INCOME (EXPENSE):
      Interest expense                                           (1,106)              (2,066)
      Other, net                                                 (1,477)              (1,525)
                                                               --------             --------
            Total other income (expense)                         (2,583)              (3,591)
                                                               --------             --------
LOSS FROM CONTINUING OPERATIONS BEFORE
  REORGANIZATION ITEMS AND INCOME TAXES                          (1,662)              (6,454)
                                                               --------             --------
REORGANIZATION ITEMS:
      Professional fees                                            (807)                (879)
      Other general and administrative expenses                     (34)                 (35)
                                                               --------             --------
            Total reorganization items                             (841)                (914)
                                                               --------             --------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES              (2,503)              (7,368)
BENEFIT FOR INCOME TAXES                                             73                   11
                                                               --------             --------
LOSS FROM CONTINUING OPERATIONS                                  (2,430)              (7,357)
                                                               --------             --------
DISCONTINUED OPERATIONS:
      Loss from operations of discontinued
         snowboard business, net of income taxes                   --                   --
      Gain on disposal of snowboard business                      1,553                1,634
                                                               --------             --------
GAIN FROM DISCONTINUED OPERATIONS                                 1,553                1,634
                                                               --------             --------
NET LOSS                                                       $   (877)            $ (5,723)
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

                                  MKR HOLDINGS
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                              For the Six
                                                                              Months Ended
                                                                           September 30, 1999
                                                                           ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                  $ (5,723)
      Adjustments to reconcile net loss to net cash
           Used in operating activities:
               Loss on sale of property, plant and equipment                          21
               Depreciation and amortization                                       2,176
               Change in assets and liabilities:
                    Increase in accounts receivable, net                          (7,701)
                    Increase in inventories                                       (3,850)
                    Increase in prepaid and other assets                            (228)
                    Decrease in accounts payable                                    (789)
                    Decrease in other current liabilities                         (1,898)
                                                                                --------
NET CASH USED IN OPERATING ACTIVITIES                                            (17,992)
                                                                                --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property, plant and equipment                                    (711)
      Proceeds from disposition of equipment                                         167
                                                                                --------
NET CASH USED IN INVESTING ACTIVITIES                                               (544)
                                                                                --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net borrowings on notes payable to banks                                    15,253
      Proceeds from issuance of long-term debt                                       482
      Principal payments on long-term debt                                        (3,234)
                                                                                --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                         12,501
                                                                                --------
Effect of foreign exchange rate changes on cash and cash equivalents               1,314
                                                                                --------
Net decrease in cash and cash equivalents                                         (4,721)
Cash and cash equivalents at beginning of period                                   5,547
                                                                                --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $    826
                                                                                ========
Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                                  $  1,556
      Cash paid for reorganization professional fees                               1,064

      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

     The Company is no longer engaged in the conduct of business and operates for the sole purpose of holding and subsequently liquidating its assets (which consist almost entirely of its equity interest in Marker International GmbH ("Newco")). As a result, the Company's financial statements have been prepared on a liquidation basis. Prior to November 30, 1999, MKR Holdings, then named Marker International, was a holding company which operated through its subsidiaries, Marker Deutschland GmbH, Marker USA, Inc., Marker Ltd., Marker Japan Co. Ltd., Marker Austria GmbH and Marker Canada, Ltd.

     The statements of changes in net assets in liquidation for the period from April 1, 2000 through September 30, 2000 is not necessarily indicative of the results for the full fiscal year. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's most recent annual report on Form 10-K, as amended, as filed with the SEC.

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

     The Company recognized a gain of $16.5 million from the sale to Newco of substantially all of the Company's assets and the assumption by Newco of certain of the Company's liabilities pursuant to the Purchase Agreement. The Company has valued and accounted for its 15% equity interest in Newco (the "Investment") based on the estimated liquidation value. Based upon the sales price of substantially all of the assets, the initial liquidation value of the Investment was approximately $1.9 million. Changes in liquidation value to date are recorded as unrealized gains or losses in each period. As of March 31, 2000, based on a report by an independent appraiser, the Investment was valued at approximately $2.8 million ($3.6 million less the $775,000 that will be deducted from the purchase price if CT exercises the Option). This appraisal of the value of the Investment will be updated going forward on at least an annual basis and the accounting for the Investment will be adjusted accordingly. The actual liquidation value of the Company's Investment, when such liquidation occurs, may differ materially from the estimated value herein recorded. In addition, the liquidation value going forward will be reduced by the amount of general and administrative expenses that have yet to be incurred by the Company. The financial statements of Newco for the year ended March 31, 2000 were filed on Form 10K/A on September 29, 2000.

INVESTMENT IN MARKER INTERNATIONAL GMBH

     The following consolidated condensed financial information for Marker International GmbH is unaudited and prepared in accordance with International Accounting Standards. International Accounting Standards vary in certain important respects from the accounting principles generally accepted in the United States ("US GAAP"). The following financial information has not been reconciled with US GAAP and the differences could be material. A discussion of the differences and a reconciliation between the results reported under International Accounting Standards ("IAS") and US Generally Accepted Accounting Principles ("US GAAP") is included in Footnote 34 of Notes to the Consolidated Financial Statements, As Of and for the Year Ended March 31, 2000, of Marker International GmbH filed with the SEC on FORM 10-K/A by MKR Holdings on September 29, 2000.

                                                              For the six
                                                              months ended
                                                              September 30,
                                                                  2000
                                                              -----------
Selected Income Statement Data (Euros in thousands):
           Net Sales                                             28,469
           Gross Margin                                           9,968
           Operating Loss                                          (535)
           Net Loss                                              (2,733)


                                                              September 30,
                                                                 2000
                                                              -----------
Selected Balance Sheet Data (Euros in thousands):
           Total Assets                                          70,485
           Shareholder's Loan                                    13,316
           Total Liabilities                                     77,645
           Total Stockholders' Deficit                           (7,149)


     When the shareholders of Newco originally capitalized Newco with $15 million, for U.S. GAAP purposes, all $15 million was treated as equity. However, Swiss accounting laws require that a portion must be reflected as a Shareholder's Loan and included in total liabilities. That portion that must be so treated is equivalent to 13.3 million Euros. For purposes of determining Newco's fair market value, when the Option is exercised, if ever, by CT, the entire 13.3 million Euros Shareholder's Loan will be treated as equity. A further discussion of the Option is set forth in Note 1 herein.

     In connection with the sale of the Company's assets, the Company adopted the liquidation basis of accounting effective December 1, 1999. Under this basis of accounting, assets and liabilities are stated at their estimated net realizable value. The Company's financial statements prior to December 1, 1999 were, and are, presented on a going concern basis.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


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

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS - (CONTINUED)


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

     The Company recognized a gain of $16.5 million from the sale to Newco of substantially all of the Company's assets and the assumption by Newco of certain of the Company's liabilities pursuant to the Purchase Agreement. The Company has valued and accounted for its 15% equity interest in Newco (the "Investment") based on the estimated liquidation value. Based upon the sales price of substantially all of the assets, Newco's initial liquidation value of the Investment was approximately $1.9 million. Changes in liquidation value to date are recorded as unrealized gains or losses in each period. As of March 31, 2000, based on a report by an independent appraiser, the Investment was valued at approximately $2.8 million ($3.6 million less the $775,000 that will be deducted from the purchase price if CT exercises the Option). This appraisal of the value of the Investment will be updated going forward on at least an annual basis and the accounting for the Investment will be adjusted accordingly. The actual liquidation value of the Company's Investment, when such liquidation occurs, may differ materially from the estimated value recorded herein. The financial statements of Newco for the year ended March 31, 2000 were filed on Form 10K/A on September 29, 2000.

RESULTS OF OPERATIONS

     Comparisons of operations for the three and six months ended September 30, 2000, respectively, to the corresponding periods of the prior fiscal year are not meaningful due to the consummation of the transactions contemplated in the Purchase Agreement. As discussed in Note 1 to the financial statements, the Company is no longer engaged in the conduct of business and operates for the sole purpose of holding and subsequently liquidating its assets. Since December 1, 1999, the Company's financial statements have been reported in accordance with the liquidation basis of accounting.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary cash needs are for its payroll, professional fees incurred in preparing the Company's monthly financial statements and in connection with its required SEC

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS - (CONTINUED)


filings and administrative expenses.

     The Company's sole source of working capital is monthly advances from Newco. Pursuant to the Purchase Agreement, Newco is obliged to lend up to $300,000 annually to the Company for its operations and associated expenses. This obligation extends until November 30, 2001, the second anniversary of the Closing Date. The Company currently has no commitments to fund its operations subsequent to November 30, 2001. As of September 30, 2000, the Company had received $267,000 in advances from Newco. The Company believes that $300,000 should be adequate to fund the required activities of the Company on an annual basis until November 30, 2001, absent unanticipated or extraordinary circumstances. The funds advanced from Newco to the Company will reduce the value to be received by the Company upon its liquidation. The interest rate for advances from Newco is 5%.

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

     Pursuant to NASDAQ's request that the Company should obtain a different ticker symbol due to its name change, effective August 3, 2000, the Company's ticker symbol was changed from MRKR to MKRH.

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

          27   Financial Data Schedule. *

     b)   REPORTS FILED ON FORM 8-K:

          None.

----------------------
*    Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MKR HOLDINGS
                                        Registrant

Dated:  November 14, 2000               /s/  Kevin Hardy
                                        ---------------------
                                        Kevin Hardy
                                        President and Chief Financial Officer