Form 10-Q
period 2000-12-31
MKR HOLDINGS
filed 2001-02-14
CIK 925172

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000
                                       OR

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

    Class of Common Stock                       Outstanding at February 14, 2001
    ---------------------                       --------------------------------
Common Stock, $0.01 par value                             11,102,077

                                  MKR HOLDINGS

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                    Page
                                                                                ----
            Statements of Net Assets in Liquidation
               As of December 31, 2000 and March 31, 2000                         3

            Statements of Changes in Net Assets in Liquidation
               For the Three and Nine Months Ended December 31, 2000              3

            Condensed Consolidated Statements of Operations
               For the Three and Nine Months Ended December 31, 2000              4

            Condensed Consolidated Statement of Cash Flows
               For the Nine Months Ended December 31, 1999                        5

            Notes to Condensed Consolidated Financial Statements                  6

Item 2. Management's Discussion and Analysis of Consolidated Financial
        Condition and Results of Operations                                       9

Item 3. Quantitative and Qualitative Disclosures About Market Risk               11

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                         12

Signatures                                                                       13


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                  MKR HOLDINGS
                     STATEMENTS OF NET ASSETS IN LIQUIDATION
     (Dollars in Thousands, Except Share and Per Share Amounts) (Unaudited)

                                                        December 31,     March 31,
                                                           2000            2000
                                                        ------------     ---------
Assets:
     Cash and cash equivalents                             $   86         $   66
     Prepaid expenses                                          41             --
     Investment in Marker International GmbH                2,840          2,840
                                                           ------         ------
Total assets in liquidation                                 2,967          2,906
                                                           ------         ------
Liabilities:
     Accounts payable and accrued liabilities                  22            183
     Advances payable to Marker International GmbH            390             55
                                                           ------         ------
Total liabilities in liquidation                              412            238
                                                           ------         ------
Net assets in liquidation                                  $2,555         $2,668
                                                           ======         ======
Net assets in liquidation per common share (based
     on 11,102,077 common shares outstanding)              $  .23         $  .24
                                                           ======         ======

                                  MKR HOLDINGS
               STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                       (Dollars in Thousands) (Unaudited)

                                                  For the Three       For the Nine
                                                  Months Ended        Months Ended
                                                  December 31,        December 31,
                                                      2000                2000
                                                  -------------       -------------
Revenue:
     Other income                                    $     1             $     3

Costs and expenses:
     General and administrative expenses                  65                 107
     Interest expense                                      9                   9
                                                     -------             -------
Net change in net assets for the period                  (73)               (113)

Net assets at the beginning of the period              2,628               2,668
                                                     -------             -------
Net assets at the end of the period                  $ 2,555             $ 2,555
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

                                  MKR HOLDINGS
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                              For the Three        For the Nine
                                                              Months Ended         Months Ended
                                                              December 31,         December 31,
                                                                  1999                 1999
                                                              -------------        ------------
NET SALES                                                        $ 14,121             $ 34,140
COST OF SALES                                                       8,381               21,635
                                                                 --------             --------
GROSS PROFIT                                                        5,740               12,505
                                                                 --------             --------
OPERATING EXPENSES:
     Selling, general and administrative                            3,533               13,161
                                                                 --------             --------
OPERATING INCOME (LOSS)                                             2,207                 (656)
                                                                 --------             --------
OTHER INCOME (EXPENSE):
     Interest expense                                                (326)              (2,392)
     Other, net                                                       729                 (796)
                                                                 --------             --------
         Total other income (expense)                                 403               (3,188)
                                                                 --------             --------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
     REORGANIZATION ITEMS AND INCOME TAXES                          2,610               (3,844)
                                                                 --------             --------
REORGANIZATION ITEMS:
     Gain on sale of substantially all assets                      16,537               16,537
     Professional fees                                               (488)              (1,367)
     Other general and administrative expenses                        (84)                (119)
                                                                 --------             --------
         Total reorganization items                                15,965               15,051
                                                                 --------             --------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES              18,575               11,207
     PROVISION FOR INCOME TAXES                                       (23)                 (12)
                                                                 --------             --------
INCOME FROM CONTINUING OPERATIONS                                  18,552               11,195
                                                                 --------             --------
DISCONTINUED OPERATIONS:
     Loss from operations of discontinued snowboard
     business, net of income taxes                                     --                   --
     Gain on disposal of snowboard business                            --                1,634
                                                                 --------             --------
GAIN FROM DISCONTINUED OPERATIONS                                      --                1,634
                                                                 --------             --------
INCOME BEFORE EXTRAORDINARY ITEM                                   18,552               12,829
                                                                 --------             --------
EXTRAORDINARY ITEM - GAIN ON RESTRUCTURING OF DEBT
     (net of income tax benefit of $0)                             15,422               15,422
                                                                 --------             --------
NET INCOME                                                       $ 33,974             $ 28,251
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

                                  MKR HOLDINGS
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                             For the Nine
                                                                             Months Ended
                                                                             December 31,
                                                                                 1999
                                                                             ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                 $ 28,251
     Adjustments to reconcile net income to net cash
           used in operating activities:
        Extraordinary gain on debt restructuring                                 (15,422)
        Gain on sale of substantially all assets                                 (16,537)
        Loss on sale of property, plant and equipment                                 80
        Depreciation and amortization                                              2,488
        Change in assets and liabilities, net of the effects
               of disposition:
           Increase in accounts receivable, net                                  (20,891)
           Increase in inventories                                                  (124)
           Increase in prepaid and other assets                                      (45)
           Increase in accounts payable                                            1,157
           Increase in other current liabilities                                   3,461
                                                                                --------
NET CASH USED IN OPERATING ACTIVITIES                                            (17,582)
                                                                                --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                                     (713)
     Proceeds from disposition of equipment                                          148
                                                                                --------
NET CASH USED IN INVESTING ACTIVITIES                                               (565)
                                                                                --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings on notes payable to banks                                     16,794
     Principal payments on long-term debt                                         (3,454)
                                                                                --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                         13,340
                                                                                --------
Effect of foreign exchange rate changes on cash and cash equivalents                (706)
                                                                                --------
Net decrease in cash and cash equivalents                                         (5,513)
Cash and cash equivalents at beginning of period                                   5,547
                                                                                --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $     34
                                                                                ========
Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                   $  1,966
     Cash paid for reorganization professional fees                                1,361

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

     The statements of changes in net assets in liquidation for the period from April 1, 2000 through December 31, 2000 is not necessarily indicative of the results for the full fiscal year. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's most recent annual report on Form 10-K, as amended, as filed with the SEC.

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

     The Company recognized a gain of $16.5 million from the sale to Newco of substantially all of the Company's assets and the assumption by Newco of certain of the Company's liabilities pursuant to the Purchase Agreement. The Company has valued and accounted for its 15% equity interest in Newco (the "Investment") based on the estimated liquidation value. Based upon the sales price of substantially all of the assets, the initial liquidation value of the Investment was approximately $1.9 million. Changes in liquidation value to date are recorded as unrealized gains or losses in each period. As of March 31, 2000, based on a report by an independent appraiser, the Investment was valued at approximately $2.8 million ($3.6 million less the $775,000 that will be deducted from the purchase price if CT exercises the Option). This appraisal of the value of the Investment will be updated going forward on at least an annual basis and the accounting for the Investment will be adjusted accordingly. The actual liquidation value of the Company's Investment, when such liquidation occurs, may differ materially from the estimated value herein recorded. In addition, the liquidation value going forward will be reduced by the amount of general and administrative expenses that have yet to be incurred by the Company. The financial statements of Newco for the year ended March 31, 2000 were filed on Form 10-K/A on September 29, 2000.

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

                                                              For the nine
                                                              months ended
                                                              December 31,
                                                                  2000
                                                              ------------
Selected Income Statement Data (Euros in thousands):
        Net Sales                                                55,908
        Gross Margin                                             20,960
        Operating Income                                          4,638
        Net Income                                                  289

                                                              December 31,
                                                                  2000
                                                              ------------
Selected Balance Sheet Data (Euros in thousands):
        Total Assets                                             66,803
        Shareholder's Loan                                       13,326
        Total Liabilities                                        70,784
        Total Stockholders' Deficit                              (3,981)

     When the shareholders of Newco originally capitalized Newco with $15 million, for US GAAP purposes, all $15 million was treated as equity. However, Swiss accounting laws require that a portion must be reflected as a Shareholder's Loan and included in total liabilities. That portion that must be so treated is equivalent to 13.3 million Euros. For purposes of determining Newco's fair market value, when the Option is exercised, if ever, by CT, the entire 13.3 million Euros Shareholder's Loan will be treated as equity. A further discussion of the Option is set forth in Note 1 herein.

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


The Disclosure Statement and the Plan were subsequently distributed to the Debtors' creditors and shareholders for approval, which approval was subsequently obtained. On October 27, 1999, the Plan was confirmed by order of the Bankruptcy Court (the "Confirmation Order"). Pursuant to the Confirmation Order, the Bankruptcy Court approved the Plan and the Purchase Agreement on October 27, 1999. The Company realized an extraordinary gain of $15.4 million from the restructuring of its debt under the Plan. The Company did not distribute any securities in connection with the Plan.

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

     The Company recognized a gain of $16.5 million from the sale to Newco of substantially all of the Company's assets and the assumption by Newco of certain of the Company's liabilities pursuant to the Purchase Agreement. The Company has valued and accounted for its 15% equity interest in Newco (the "Investment") based on the estimated liquidation value. Based upon the sales price of substantially all of the assets, Newco's initial liquidation value of the Investment was approximately $1.9 million. Changes in liquidation value to date are recorded as unrealized gains or losses in each period. As of March 31, 2000, based on a report by an independent appraiser, the Investment was valued at approximately $2.8 million ($3.6 million less the $775,000 that will be deducted from the purchase price if CT exercises the Option). This appraisal of the value of the Investment will be updated going forward on at least an annual basis and the accounting for the Investment will be adjusted accordingly. The actual liquidation value of the Company's Investment, when such liquidation occurs, may differ materially from the estimated value recorded herein. The financial statements of Newco for the year ended March 31, 2000 were filed on Form 10-K/A on September 29, 2000.

RESULTS OF OPERATIONS

     Comparisons of operations for the three and nine months ended December 31, 2000, respectively, to the corresponding periods of the prior fiscal year are not meaningful due to the consummation of the transactions contemplated in the Purchase Agreement. As discussed in Note 1 to the financial statements, the Company is no longer engaged in the conduct of business and operates for the sole purpose of holding and subsequently liquidating its assets. Since December 1, 1999, the Company's financial statements have been reported in accordance with the liquidation basis of accounting.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary cash needs are for its payroll, professional fees incurred in preparing the Company's monthly financial statements and in connection with its required SEC filings and administrative expenses.

     The Company's sole source of working capital is monthly advances from Newco. Pursuant to the Purchase Agreement, Newco is obliged to lend up to $300,000 annually to the Company for its operations and associated expenses. This obligation extends until November 30, 2001, the second anniversary of the Closing Date. The Company currently has no commitments to fund its operations subsequent to November 30, 2001. As of December 31, 2000, the Company had received $390,000 in advances from Newco. The Company believes that $300,000 should be adequate to fund the required activities of the Company on an annual basis until November 30, 2001, absent unanticipated or extraordinary circumstances. The funds advanced from Newco to the Company will reduce the value to be received by the Company upon its liquidation. The interest rate for advances from Newco is 5%.

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

          None.

     b)   REPORTS FILED ON FORM 8-K:

          None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MKR HOLDINGS
                                       REGISTRANT


Dated: February 14, 2001               /s/  Kevin Hardy
                                       ---------------------------
                                       Kevin Hardy
                                       President and Chief Financial Officer