Form 10-K405
period 2001-03-31
MKR HOLDINGS
filed 2001-07-16
CIK 925172

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

    [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2001

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2001 (based upon the average of closing bid and ask prices as of such date) was $726,839.

         The number of shares of Common Stock outstanding as of June 30, 2001 was 11,102,077.

    Documents incorporated by reference: FORM 10-Q FILED ON NOVEMBER 15, 1999 (PART I); FORM S-1 REGISTRATION STATEMENT AMENDMENT NO. 1 DATED JULY 14, 1994
                       (FILE NO. 33-80100) (PART IV).

                                    FORM 10-K
                                  MKR HOLDINGS
                                TABLE OF CONTENTS

                                     PART I

                                                                           PAGE
                                                                           ----
ITEM 1    Business...........................................................3

ITEM 2    Properties.........................................................5

ITEM 3    Legal Proceedings..................................................5

ITEM 4    Submission of Matters to a Vote of Security Holders................5

                             PART II

ITEM 5    Market for the Registrant's Common Equity and
          Related Stockholder Matters........................................6

ITEM 6    Selected Consolidated Financial Data...............................6

ITEM 7    Management's Discussion and Analysis of Consolidated
          Financial Condition and Results of Operations......................8

ITEM 7a   Quantitative and Qualitative Disclosures about Market Risk........13

ITEM 8    Consolidated Financial Statements and Supplementary Data..........13

ITEM 9    Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure...............................14

                            PART III

ITEM 10   Directors and Executive Officers of the Registrant................15

ITEM 11   Executive Compensation............................................16

ITEM 12   Security Ownership of Certain Beneficial Owners
          and Management....................................................17

ITEM 13   Certain Relationships and Related Transactions....................17

                             PART IV

ITEM 14   Exhibits, Consolidated Financial Statement
          Schedules and Reports on Form 8-K.................................19

SIGNATURES..................................................................24

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

ITEM 1. BUSINESS

         Prior to November 30, 1999, MKR Holdings, then Marker International (the "Company") was a holding company which operated its business through its subsidiaries, Marker Deutschland GmbH ("Marker Germany"), Marker USA, Inc. ("Marker USA"), Marker Ltd., Marker Japan Co. Ltd. ("Marker Japan"), Marker Austria GmbH ("Marker Austria") and Marker Canada, Ltd. ("Marker Canada"). The Company and its subsidiaries were a leading designer, developer, manufacturer and marketer of alpine ski bindings in North America, Europe and Asia. Substantially all of the Company's ski bindings were manufactured by Marker Germany, which also distributed bindings in Germany, to subsidiaries of the Company and to independent distributors in countries where the Company did not have a distribution subsidiary.

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

         In connection with the Purchase Agreement, the Company and CT entered into an operating agreement which, among other things, grants CT an option (the "Option") to purchase the Company's 15% equity interest in Newco at any time on or after November 30, 2001, at the then fair market value, subject to reduction in an amount equal to the sum of: (a) any indemnity obligations of the Company to Newco, (b) all unreimbursed advances from Newco for operating and administrative expenses (currently estimated to be approximately $300,000 per year) and costs of defending indemnifiable claims, if any, incurred by Newco, together with interest thereon, (c) all advances by Newco to the Company to pay any income tax liability, together with interest thereon, plus (d) $775,000. Thereafter, the Company will be liquidated and the net proceeds of the exercise of the Option will be distributed to the shareholders of the Company in liquidation. In determining fair market value, all of CT's $15,000,000 contribution has been considered equity.

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

         As a result of the events described above, the Company is no longer engaged in the conduct of business and operates for the sole purpose of holding and subsequently liquidating its assets (which consist almost entirely of its equity interest in Newco). The Company is required to dissolve and liquidate all of its assets no earlier than November 30, 2002, and no later than November 30, 2004. If the Option is not exercised prior to liquidation, then upon liquidation and the payment of the Company's outstanding obligations, the shareholders of the Company will receive an equity interest in Newco equal to each shareholder's pro rata share of the Company's remaining equity interest in Newco.

         Each year, Newco's fair market value is estimated by an independent appraiser engaged by the Company. Based on the appraiser's valuation of Newco, management then determines the liquidation value of the Company by taking 15% of Newco's fair market value and subtracting amounts computed pursuant to items (a) through (d) set forth above under "Item 1 - Business." As of March 31, 2001, Newco was valued by the Company's independent appraiser at approximately $21.7 million. Based on this valuation, the Company's 15% equity interest in Newco (the "Investment") is approximately $3.255 million (i.e., 15% of Newco's appraised fair market value). Management thus estimates that as of March 31, 2001, the liquidation value of the Company was no more than approximately $2.115 million, or $3.255 million less $775,000 and the $365,000 in funds previously advanced by Newco to the Company. If Newco advances additional sums to the Company, or if the appraisal of Newco changes in a subsequent annual valuation, the liquidation value of the Company will be changed accordingly. The foregoing discussion is set forth herein as an estimate only. The actual liquidation value of the Company, when such liquidation occurs, may differ materially from the current estimated value contained herein.

         The Company was incorporated in 1981 under the laws of the State of Utah. The Company's principal executive offices are located at 1070 West 2300 South, Salt Lake City, Utah 84119 and its telephone number is (801) 972-2100.

WORKING CAPITAL

         Effective November 30, 1999, for a period of two years, the Company can borrow up to $300,000 annually from Newco to fund the Company's expenses.

EMPLOYEES AND LABOR RELATIONS

         As of March 31, 2001, the Company had one employee, Kevin Hardy, who serves as the Company's President and Chief Financial Officer.

         Pursuant to the Plan, since November 30, 1999, the business and affairs of the Company have been managed by and under the direction of the Company's Board of Directors, which consists of the following three members: Kevin Hardy, Henry E. Tauber and Louis M. Alpern. Until September 15, 2000, in addition to being a director and an officer of the Company, Mr. Hardy served as the Chief Financial Officer, Secretary and as a director of Marker USA, a subsidiary of Newco.

REGULATIONS

         Federal, state and local environmental regulations have not had, and are not expected to have, any material adverse effect upon the expenditures of the Company.

ITEM 2. PROPERTIES

         The Company currently rents space in the western office of Marker USA (located in Salt Lake City, Utah) to coordinate the liquidation of the Company.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's common stock trades under the symbol "MKRH" on the over-the-counter bulletin board. The following table sets forth the high and low closing prices of the common stock, as quoted on the over-the-counter bulletin board, for the calendar periods indicated, in dollars.

             QUARTER ENDED                              HIGH             LOW
             -------------                              ----             ---
              1999
              ----
              March 31                                   .78             .42
              June 30                                    .59             .25
              September 30                               .48             .19
              December 31                                .59             .17

              2000
              ----
              March 31                                   .35             .20
              June 30                                    .24             .16
              September 30                               .20             .13
              December 31                                .16             .09

              2001
              ----
              March 31                                   .16             .10
              June 30                                    .16             .13

         Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

         Based upon information available from the Company's registrar and transfer agent, the Company estimates that at June 30, 2001, there were approximately 1,800 holders of record of the Company's common stock.

DIVIDEND POLICY

         No dividends have been declared on the Company's common stock since 1984 and the Company does not anticipate paying any dividends.

SALES OF UNREGISTERED SECURITIES

         Except for the sale of 1,000,000 shares of the Company's Series B Preferred stock to Henry E. Tauber, a director of the Company (see Note 5 to the financial statements), the Company has not sold any unregistered securities in the previous three years.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The following consolidated financial information is provided for the four fiscal periods indicated below. The information is qualified in its entirety by, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto included herein (in thousands, except notes). Financial information is not provided for any period after November 30, 1999, when the Company sold substantially all of its assets to Newco and ceased operating as a going-concern. Since December 1999, the Company has reported its financial statements on a liquidation basis. As such, comparisons of periods prior to November 30, 1999 to periods occurring after November 30, 1999 would not be meaningful.

                                                          APRIL 1, 1999            FISCAL YEAR ENDED MARCH 31,
CONSOLIDATED INCOME STATEMENT DATA                          TO NOVEMBER       --------------------------------------
----------------------------------                           30, 1999           1999          1998           1997
                                                          -------------       ---------     ---------      -------
Net sales                                                  $  34,140          $  74,167     $  81,401      $  83,076
Cost of sales                                                 21,635             54,638        54,460         50,441
                                                           ---------          ---------     ---------      ---------
Gross profit                                                  12,505             19,529        26,941         32,635
                                                           ---------          ---------     ---------      ---------
Operating expenses:
   Selling                                                     5,305             15,275        13,065         14,730
   General and administrative                                  5,468             15,401         7,475          8,616
   Research and development                                    1,170              2,756         3,003          2,996
   Warehousing and shipping                                    1,160              2,020         1,660          1,617
                                                           ---------          ---------     ---------      ---------
      Total operating expenses                                13,103             35,452        25,203         27,959
                                                           ---------          ---------     ---------      ---------
Operating (loss) income                                         (598)           (15,923)        1,738          4,676
                                                           ---------          ---------     ---------      ---------
Other income (expense):
   Interest expense                                           (2,392)            (6,637)       (5,746)        (5,109)
   Other, net                                                   (796)             1,508            33          2,814
                                                           ---------          ---------     ---------      ---------
      Total other income (expense)                            (3,188)            (5,129)       (5,713)        (2,295)
                                                           ---------          ---------     ---------      ---------
(Loss) income from continuing operations before
   reorganization items, income taxes and cumulative
   effect of accounting change                                (3,786)           (21,052)       (3,975)         2,381
Reorganization items:
   Gain on sale of substantially all assets                   16,537                 -             -              -
   Professional fees                                          (1,367)                -             -              -
   Other general and administrative expenses                    (119)                -             -              -
                                                           ---------          ---------     ---------      ---------
                                                              15,051                 -             -              -
                                                           ---------          ---------     ---------      ---------
(Loss) income from continuing operations before income
   taxes and cumulative effect of accounting change           11,265            (21,052)       (3,975)         2,381
Provision for income taxes                                       (12)            (1,458)       (1,158)          (700)
                                                           ---------          ---------     ---------      ---------
(Loss) income from continuing operations before
   cumulative effect of accounting change                     11,253            (22,510)       (5,133)         1,681
Cumulative effect of accounting change, net of tax                -                  -             -              -
                                                           ---------          ---------     ---------       --------
(Loss) income from continuing operations                      11,253            (22,510)       (5,133)         1,681
                                                           ---------          ---------     ---------      ---------
Discontinued operations:
  (Loss) income from operations of discontinued
     snowboard business, net of income taxes                      -              (1,484)      (12,196)         2,921
  Gain (loss) on disposal of snowboard business                1,634            (24,024)           -              -
                                                           ---------          ---------     ---------      ---------
(Loss) income from discontinued operations                     1,634            (25,508)      (12,196)         2,921
                                                           ---------          ---------     ---------      ---------
Income (loss) before extraordinary item                       12,887            (48,018)      (17,329)         4,602
                                                           ---------          ---------     ---------      ---------
Extraordinary item - Gain on restructuring of debt
   (net of income tax benefit of $0)                          15,422                 -             -              -
                                                           ---------          ---------     ---------      --------
Net (loss) income                                          $  28,309          $ (48,018)    $ (17,329)     $   4,602
                                                           =========          =========     =========      =========
Net (loss) income applicable to common shares              $  28,309          $ (48,187)    $ (17,329)     $   4,602
                                                           =========          =========     =========      =========

                                                     MARCH 31,
                                       ---------------------------------------
CONSOLIDATED BALANCE SHEET DATA        1999             1998            1997
-------------------------------        ----             ----            ----
Current assets                      $  47,082       $  77,614        $  78,271
Total assets                           58,973         105,120          117,140
Current liabilities                    81,941          70,868           57,146
Long-term debt, net of
   current maturities                   3,821          14,898           16,487
Series A bonds, net of
   current maturities                      -            5,500           10,000
Minority interest                          -            1,447            1,810
Redeemable preferred stock              3,000              -                -
Total shareholders'
   equity (deficit)                   (29,789)         12,407           31,697


STATEMENT OF NET ASSETS IN LIQUIDATION AS OF MARCH 31, 2001 AND MARCH 31, 2000

                                                                               MARCH 31, 2001         MARCH 31, 2000
                                                                               --------------         --------------
Total assets in liquidation                                                           $ 2,770                $ 2,906
Total liabilities in liquidation                                                          686                    238
Net assets in liquidation                                                             $ 2,084                $ 2,668
Netassets in liquidation per common share (based on 11,102,077 common shares outstanding at March 31, 2001 and 11,120,577 common
   shares outstanding at March 31, 2000)                                              $   .19                $   .24


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

         In connection with the Purchase Agreement, the Company and CT entered into an operating agreement which, among other things, grants CT an option (the "Option") to purchase the Company's 15% equity interest in Newco at any time on or after November 30, 2001 at the then fair market value, subject to reduction in an amount equal to the sum of:
(a) any indemnity obligations of the Company to Newco, (b) all unreimbursed advances from Newco for operating and administrative expenses (currently estimated to be approximately $300,000 per year) and costs of defending indemnifiable claims, if any, incurred by Newco, together with interest thereon,
(c) all advances by Newco to the Company to pay any income tax liability, together with interest thereon, plus (d) $775,000. Thereafter, the Company will be liquidated and the net proceeds of the exercise of the Option will be distributed to the shareholders of the Company in liquidation. In determining fair market value, all of CT's $15,000,000 contribution has been considered equity.

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

         As a result of the events described above, the Company is no longer engaged in the conduct of business and operates for the sole purpose of holding and subsequently liquidating its assets (which consist almost entirely of its equity interest in Newco). The Company is required to dissolve and liquidate all of its assets no earlier than November 30, 2002, and no later than November 30, 2004. If the Option is not exercised prior to liquidation, then upon liquidation, the shareholders of the Company will receive an equity interest in Newco equal to each shareholder's pro rata share of the Company's remaining equity interest in Newco.

         EXTRAORDINARY ITEM - GAIN ON EXTINGUISHMENT OF DEBT - For the period April 1, 1999 to November 30, 1999, the Company recognized an extraordinary gain of $15.4 million from the Company's restructuring of debt with Manufacturers and Traders Trust Company ("M&T Bank"), KeyBank National Association ("KeyBank"), the holder of the Company's Series A bonds and Hypo Vereinsbank (New York branch). As of the Closing Date, Marker Germany had debts outstanding with Hypo Vereinsbank and Deutsche Bank totaling $53.4 million. Pursuant to the Purchase Agreement, Marker Germany was acquired by Newco and is no longer a subsidiary of the Company.

         GAIN ON SALE OF ASSETS AND INVESTMENT IN NEWCO - For the period April 1, 1999 to November 30, 1999, the Company recognized a gain of $16.5 million from the sale to Newco of substantially all of the Company's assets and the assumption by Newco of certain of the Company's liabilities pursuant to the Purchase Agreement.

         The Company has valued and accounted for its 15% equity interest in Newco (the "Investment") based on the estimated liquidation value. Based upon the sales price of substantially all of the assets, the initial liquidation value was approximately $1.9 million. Changes in liquidation value to date are recorded as unrealized gains or losses in each period. As of March 31, 2000, based on a report by an independent appraiser, the Investment was valued at approximately $2.840 million ($3.615 million less the $775,000 that will be deducted from the purchase price if CT exercises the Option) which resulted in an unrealized gain of $968,000 to the Company.

         As of March 31, 2001, based on a report by the same independent appraiser, the Investment was valued at approximately $2.480 million ($3.255 million less the $775,000 that will be deducted from the purchase price if CT exercises the Option) which resulted in an unrealized loss of $360,000 to the Company. Such appraisal of the value of the Investment will continue to be updated going forward on at least an annual basis and the accounting for the Investment will be changed accordingly. The actual liquidation value of the Company's 15% equity interest in Newco, when such liquidation occurs, may differ materially from the estimated value recorded herein. The financial statements of Newco as of March 31, 2001 will be filed by an amendment to this Form 10-K within 180 days of March 31, 2001.

RESULTS OF CONTINUING OPERATIONS

THE PERIOD FROM APRIL 1, 1999 TO NOVEMBER 30, 1999 COMPARED TO FISCAL YEAR 1999

         Comparisons of the results of operations and related cash flows set forth below for the period from April 1, 1999 to November 30, 1999, to the prior fiscal year are not meaningful due to the consummation of the transactions contemplated in the Purchase Agreement. As discussed in Note 1 to the financial statements, the Company is no longer engaged in the conduct of business and operates for the sole purpose of holding and subsequently liquidating its assets. Since December 1, 1999, the Company's financial reporting is being made in accordance with the liquidation basis of accounting. The following discussion relates to the results of operations prior to December 1, 1999 (April 1, 1999 to November 30, 1999), which are presented on a going-concern basis.

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

         Gross profit for the period from April 1, 1999 to November 30, 1999 was $12.5 million, or 36.6% of net sales, compared to $19.5 million, or 26.3% of net sales, for fiscal year 1999. The decrease in gross profit amount is due to the decrease in sales, as explained above. The increase in the gross profit percentage is due to: (i) personnel reductions at the manufacturing plant in Germany, and (ii) the shutdown of the factory for a total of nineteen weeks of the prior year which lowered the gross margin percentage for the prior year due to unabsorbed overhead. The personnel reductions were a result of the implementation of production efficiencies.

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

         Other income (loss) for period from April 1, 1999 to November 30, 1999 decreased to $(0.8) million, compared to $1.5 million for fiscal year 1999. The decrease in other income (loss) is primarily due to realized and unrealized foreign exchange losses of $(0.6) million for the period from April 1, 1999 to November 30, 1999, compared to realized and unrealized foreign exchange gains of $2.9 million for fiscal year 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary cash needs are for its payroll and for the professional fees incurred in preparing the Company's monthly financial statements and in connection with its required SEC filings.

         The Company's sole source of working capital is advances from Newco. Pursuant to the Purchase Agreement, Newco is obliged to lend up to $300,000 annually to the Company for its operations and associated expenses, at an interest rate of 5%. This obligation extends until November 30, 2001, the second anniversary of the Closing Date. As of March 31, 2001, the Company had received $365,000 in advances from Newco. The Company believes that it will have adequate financing to fund the required activities of the Company on an annual basis until November 30, 2001, absent unanticipated or extraordinary circumstances. As discussed in "Item 1

- Business," the funds advanced from Newco to the Company will reduce the amount to be received by the Company upon the exercise of the Option, if the Option is exercised. The Company currently has no commitments from any other party to fund the Company's operations after November 30, 2001. If CT does not exercise its Option on November 30, 2001, or shortly thereafter, the Company will be forced to obtain capital to fund its operations from third parties other than Newco. The Company may not be able to obtain the required funds on as favorable terms as Newco's, or at all. If the Company is unable to obtain financing, there is no guarantee it will be able to sustain its operations.

NEW ACCOUNTING PRONOUNCEMENTS

         In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. SAB 101 must be applied to the financial statements no later than the fourth quarter of fiscal years ending after December 15, 2000. The Company adopted SAB 101 during the year ended March 31, 2001, and it had no impact on the Company's financial position.

         In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. During the year ended March 31, 2001, the Company adopted FIN 44 in accounting for stock options, and it had no impact on the Company's financial position.


OTHER MATTERS

         Pursuant to the Plan, the Company changed its name to MKR Holdings. Pursuant to the Confirmation Order, the Company amended its articles of incorporation and by-laws to satisfy the provisions of the Purchase Agreement, the Plan and the Confirmation Order.

         Pursuant to the Plan, since November 30, 1999, the business and affairs of the Company have been managed by, and under the direction of, a Board of Directors, which consists of Kevin Hardy, Henry E. Tauber and Louis M. Alpern. Until September 15, 2000, in addition to being a director and an officer of the Company, Mr. Hardy served as the Chief Financial Officer and Secretary and a director of Marker USA, a subsidiary of Newco.

         Effective October 27, 1999, the Company canceled all of its 1,531,800 outstanding stock options. Since such time, the Company has not granted stock options in the Company.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is exposed to market risk, including various foreign currency exchange rate and interest rate risks.

         FOREIGN CURRENCY EXCHANGE RATE RISK - The functional currency of Newco is the Euro. As a result, the value of the Company's Investment in Newco is subject to foreign currency fluctuations between the U.S. Dollar and the Euro which could have a material impact on the fair value of the Company's Investment.

         INTEREST RATE RISK - The Company no longer has any significant exposure to market risks for changes in interest rates since the Company's borrowings from Newco are at a fixed rate of 5%.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Refer to Consolidated Financial Statements included separately herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On April 20, 2001, Arthur Andersen LLP ("Andersen") resigned as the Company's independent auditor. The decision to change auditors was approved by the Company's Board of Directors.

         Andersen's report on the financial statements of the Company for each of the past two fiscal years did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that: (i) for the consolidated financial statements for the fiscal year ended March 31, 1999, the Company received an opinion with an explanatory fourth paragraph as to the uncertainty regarding the Company's ability to continue as a going concern; and (ii) for the fiscal year ended March 31, 2000, the Company's basis of accounting changed from a going-concern basis of accounting to a liquidation basis of accounting.

         During the Company's two most recent fiscal years, and the subsequent interim period through December 31, 2000, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Andersen, would have caused Andersen to make reference to the subject matter of the disagreements in connection with its audit report with respect to financial statements of the Company.

         During the Company's two most recent fiscal years, and the subsequent interim period through December 31, 2000, there was no disagreement or difference of opinion with Andersen regarding any "reportable event," as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Due to the sale of substantially all of the assets of the Company, including the common stock of all its subsidiaries, all of the Company's employees were terminated on November 30, 1999. However, the majority of the Company's employees continued their employment with the subsidiaries of Newco by whom they were previously employed. The following table sets forth information with respect to the executive officers and directors of the Company during fiscal year 2001:

                                                                   DATE
                                                                 APPOINTED
                                                                TO PRESENT        OTHER BUSINESS EXPERIENCE
             NAME                          TITLE         AGE     POSITION          DURING PAST FIVE YEARS
----------------------------       -------------------   ---    ----------   --------------------------------
Kevin Hardy                        President and a        37       1999      Chief Financial Officer of SOS Staffing
                                   Director of MKR                           Services, Inc. (2000-present); Chief
                                   Holdings                                  Financial Officer Marker USA
                                                                             (1991-2000) and Marker Ltd. (1991-1998)

Henry E. Tauber                    Director of MKR        60       1999      Chief Executive Officer and President
                                   Holdings                                  of Marker International, (1984-1998);
                                                                             Independent Consultant (1998-present)

Louis M. Alpern                    Director of MKR        53       1999      Eye Surgeon & Physician (1978-present)
                                   Holdings                                  and Medical Director of Vista Entre Las
                                                                             Fronteras (1985-present)

---------------------------------

         Each executive officer is appointed by the Board of Directors and serves at the request of the Board of Directors. Each member of the Board of Directors is reimbursed by the Company for any expenses he incurs as a result of attending Board and committee meetings.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid or accrued by the Company to, or on behalf of, its Chief Executive Officer and its four other most highly-compensated executive officers who earned over $100,000 annually for services rendered during the fiscal years 2001, 2000 and 1999 (collectively, the "Named Executive Officers").

                                            SUMMARY COMPENSATION TABLE


                                                    ANNUAL COMPENSATION              LONG-TERM
                                          ---------------------------------------   COMPENSATION
                                                                                       AWARDS
                                                                   OTHER ANNUAL    ---------------
      NAME AND PRINCIPAL         FISCAL    SALARY      BONUS       COMPENSATION        OPTIONS       ALL OTHER (2)
           POSITION               YEAR        $          $               $                #          COMPENSATION
---------------------------     -------   ---------   -------    ----------------  ---------------   ------------
Kevin Hardy                        2001     35,000       -               (1)               -                -
   President and Chief             2000     80,364     14,000            (1)               -              4,164
   Financial Officer of MKR        1999    167,137       -               (1)               -              3,250
   Holdings


(1) The amount of perquisites and other personal benefits received by the indicated officer did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus for the year.

(2) Amounts indicated pertain to Company contributions to the Company's 401(k) retirement plan.

         During 1995, the Company entered into employment agreements with Premek Stepanek, Managing Director of Marker Germany, and Dr. Wilhelm Fahrngruber, Chairman and Managing Director of Marker Germany. Mr. Stepanek and Dr. Fahrngruber received base salaries of $108,113 and $162,198, respectively during fiscal year 2000. Dr. Fahrngruber's contract expired in 2000 and Mr. Stepanek's contract expires in 2002. These employment agreements were assumed by Newco on November 30, 1999 under the terms of the Purchase Agreement. The Company is no longer a party to these agreements.

         On October 8, 1998, the Company entered into a five-year employment agreement with Mr. Weaver providing for an annual base salary of $300,000. In addition, on October 23, 1998, Mr. Weaver received options to purchase 900,000 shares of common stock of the Company at an exercise price of $0.50 per share, the per share fair market value of the Company's common stock on that date. The Company's employment agreement with Mr. Weaver was assumed by and subsequently renegotiated by Newco as part of the terms of the Purchase Agreement.

         The Board of Directors has a Compensation Committee consisting of Henry
E. Tauber and Louis M. Alpern. The Compensation Committee's responsibilities are: (a) to determine and approve compensation arrangements for Kevin Hardy, the sole executive officer of the Company, and (b) to review and recommend director and officer nominees for election by the Company's shareholders or the Board of Directors, as the case may be. The Compensation Committee does not have a procedure for considering nominees to the Board of Directors who have been recommended by the shareholders.

AGGREGATED STOCK OPTION EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR-END VALUES

         Effective October 27, 1999, the Company canceled all of its 1,531,800 outstanding stock options. Accordingly, from April 1, 1999 until October 27, 1999, none of the Named Executive Officers exercised stock options to acquire shares of the Company's Common Stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of June 30, 2001 by: (i) each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, (ii) each of the Company's Directors, (iii) each of the Named Executive Officers and (iv) all directors and executive officers as a group.


                                          NUMBER OF SHARES     PERCENTAGE OF
NAME AND ADDRESS OF BENEFICIAL OWNER     BENEFICIALLY OWNED         CLASS
------------------------------------     ------------------         -----
Ralano Family Partners, Ltd.
Attention: Louis M. Alpern
2201 N Stanton
El Paso, TX  79902-3211                      1,848,300              16.6%

DIRECTORS AND EXECUTIVE OFFICERS
--------------------------------
Henry E. Tauber                             4,326,055                39.0%
All directors and officers as a group       6,174,355                55.6%


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the period from April 1, 1999 through November 30, 1999, and the fiscal year 1999, Marker Japan purchased ski bindings and services totaling approximately $56,000 and $66,000, respectively, from Isomura Seisakusho KK ("Isomura Seisakusho"), a company of which Eiichi Isomura, a shareholder and former director of the Company, is the president, director and owner of more than ten percent of the outstanding stock.

         Marker Japan leased office space in Tokyo, Japan, and received distribution services from Isomura Sangyo, a company of which Eiichi Isomura, a shareholder and former director of the Company, is the president, director and owner of more than ten percent of the outstanding stock. In connection therewith, for the period from April 1, 1999 to November 30, 1999 and for the fiscal year 1999, Marker Japan made payments to Isomura Sangyo totaling approximately $138,000 and $238,000, respectively.

         The Company purchased insurance through an insurance broker, Acordia Northwest Inc., of which Graham S. Anderson, a former director of the Company, was also a director. The Company incurred approximately $684,000 of premiums for such insurance for fiscal year 1999.

         DNR Sportsystem, Ltd., a former subsidiary of the Company, purchased snowboards from an affiliated entity, of which Gregor Furrer & Partner Holding AG, a former minority shareholder of DNR Sportsystem, Ltd., was a partner. Snowboards purchased from the related party totaled approximately $900,000 during 1999.

         On August 24, 1998, Henry E. Tauber, former president and chief executive officer of the Company and a member of the Company's Board of Directors, purchased 1,000,000 shares of the Company's Series B Preferred Stock, $0.01 par value (the "Preferred Stock"), for a purchase price of $3,000,000. Allen & Company Incorporated, an investment banking firm, provided a report on the transaction to the Board of Directors, concluding that the terms of the sale of the Preferred Stock were fair and reasonable, and no less favorable to the Company than those that could be obtained from an unrelated third party making a similar investment in the Company.

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

         MKR HOLDINGS
         ------------
         Report of BDO Seidman LLP Independent Public Accountants                                F-1
         Report of Arthur Andersen LLP Independent Public Accountants                            F-2
         Statements of Net Assets in Liquidation as of March 31, 2001 and 2000                   F-3
         Statements of Changes in Net Assets in Liquidation for the
              Period from December 1, 1999 to March 31, 2000 and for
              the Fiscal Year Ended March 31, 2001                                               F-3
         Consolidated Statements of Operations for the Fiscal Year
              Ended March 31, 1999 and for the Period from April 1,
              1999 to November 30, 1999                                                          F-4
         Consolidated Statements of Shareholders' (Deficit) Equity
              for the Fiscal Year Ended March 31, 1999 and for the
              Period from April 1, 1999 to November 30, 1999                                     F-5
         Consolidated Statements of Cash Flows for the Fiscal Year
              Ended March 31, 1999 and for the Period from April 1,
              1999 to November 30, 1999                                                          F-6
         Notes to Financial Statements                                                           F-7

         MARKER INTERNATIONAL GMBH
         -------------------------
         The Financial Statements of Newco will be filed through an
         Amendment to this Form 10-K within 180 days of March 31,
         2001.

     2.  FINANCIAL STATEMENT SCHEDULE
         ----------------------------
         Report of Independent Public Accountants on Financial Statement Schedule                 22
         Schedule II - Valuation and Qualifying Accounts                                          23

         3.              LIST OF EXHIBITS
                         ----------------

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

               10.33 Shareholders' Agreement between CT Sports Holding AG and Marker International and Marker Canada dated June 18, 1999 (Filed as exhibit 10.1 to Form 8-K filed on July 2, 1999 and incorporated herein by reference).

               10.34 Asset Purchase Agreement dated as of July 30, 1999 between Marker International and Marker International GmbH (Filed as exhibit 2.1 to the Company's Form 8-K filed August 6, 1999 and incorporated herein by reference).

               10.35 Amendment to the Asset Purchase Agreement, dated as of September 20, 1999, by and between Marker International, as seller, and Marker International GmbH, as buyer (Filed as exhibit 10.1 to the Company's Form 8-K filed on November 12, 1999 and incorporated herein by reference).

               10.36 Petition for relief under Chapter 11 of the United States Bankruptcy Code by Marker International, DNR USA, Inc. and DNR North America, Inc. filed on August 19, 1999 with the United States Bankruptcy Court for the District of Delaware and incorporated herein by reference.

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

               21.1      Subsidiaries of the Registrant.*

(b)                      REPORTS FILED ON FORM 8-K:
                         --------------------------
                         Current report on Form 8-K filed on April 27, 2001, reporting change in Company's independent auditors

-----------------------------
* filed herewith

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE

To MKR Holdings:

We have audited in accordance with auditing standards generally accepted in the United States, certain consolidated financial statements of MKR Holdings included in this Form 10-K, and have issued our report thereon dated July 7, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Salt Lake City, Utah
July 7, 2000

                                  MKR HOLDINGS
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                BALANCE AT
                               BEGINNING OF                              AMOUNTS                             BALANCE AT END
                                  PERIOD            PROVISIONS         WRITTEN OFF         OTHER (1)           OF PERIOD
                               ------------       --------------     ---------------     -------------      ------------
FOR THE PERIOD FROM
APRIL 1, 1999 TO
NOVEMBER 30, 1999

Allowance for doubtful
   accounts                     $    1,721          $     166           $    (134)          $ (1,753)          $        0

FOR THE YEAR ENDED
MARCH 31, 1999

Allowance for doubtful
   accounts                     $    1,697          $   1,847           $  (1,691)          $   (132)          $    1,721






(1) The allowance for doubtful accounts is translated to U.S. Dollars at the exchange rate at the end of a reporting period. The provisions and amounts written off are translated at the weighted-average rates of exchange prevailing during the reporting period. Amounts classified as "other" represent the effects of foreign currency translation on the allowance amount for the period. For the period from April 1, 1999 through November 30, 1999, the amount classified as "other" is primarily due to the transfer of the balances of the allowance for doubtful accounts for the subsidiaries to Newco.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Salt Lake and the State of Utah on July 16, 2001.

                              MKR HOLDINGS
                              ------------

                                By:      /s/ Kevin Hardy
                                   ---------------------
                                         Kevin Hardy
                                         President and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                                TITLE                             DATE
          ---------                                -----                             ----
       /s/ Kevin Hardy       President (Principal Executive Officer) and
---------------------------  Chief Financial Officer (Principal Financial and
         Kevin Hardy         Accounting Officer)                                 JULY 16, 2001



     /s/ Henry E. Tauber     Director                                            JULY 16, 2001
---------------------------
       Henry E. Tauber

     /s/ Louis M. Alpern     Director                                            JULY 16, 2001
---------------------------
       Louis M. Alpern

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To MKR Holdings:

We have audited the statement of net assets in liquidation of MKR Holdings (a Utah corporation) (the "Company") as of March 31, 2001 and the related statement of changes in net assets in liquidation for the fiscal year ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 1 to the financial statements, the shareholders approved a plan of liquidation on November 30, 1999, in connection with the sale of substantially all of its operating assets. As a result, the Company has changed its basis of accounting for periods subsequent to November 30, 1999 from the going-concern basis to the liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, MKR Holdings' net assets in liquidation as of March 31, 2001, and the changes in the net assets in liquidation for the fiscal year ended March 31, 2001 in conformity with accounting principles generally accepted in the United States on the bases described in the preceding paragraph.

BDO SEIDMAN, LLP

Los Angeles, CA
June 25, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To MKR Holdings:

We have audited the statement of net assets in liquidation of MKR Holdings (a Utah corporation) (the "Company") as of March 31, 2000 and the related statement of changes in net assets in liquidation for the period from December 1, 1999 to March 31, 2000. In addition, we have audited the consolidated statements of operations, shareholders' (deficit) equity and cash flows for the year ended March 31, 1999 and for the period from April 1, 1999 to November 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note 1 to the financial statements, the stockholders approved a plan of liquidation on November 30, 1999, in connection with the sale of substantially all of its operating assets. As a result, the Company has changed its basis of accounting for periods subsequent to November 30, 1999 from the going-concern basis to a liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, MKR Holdings' net assets in liquidation as of March 31, 2000, and the changes in the net assets in liquidation for the period from December 1, 1999 to March 31, 2000 and the results of their operations and their cash flows for the year ended March 31, 1999 and for the period from April 1, 1999 to November 30, 1999 in conformity with accounting principles generally accepted in the United States on the bases described in the preceding paragraph.

ARTHUR ANDERSEN LLP

Salt Lake City, Utah
July 7, 2000

                                  MKR HOLDINGS
                     STATEMENTS OF NET ASSETS IN LIQUIDATION
                          AS OF MARCH 31, 2001 and 2000
                  (Dollars in Thousands, except per share data)

-------------------------------------------------------------------------------------------------------------------

                                                                                        2001             2000
                                                                                        ----             ----
Assets:
     Cash and cash equivalents                                                     $          261   $           66
     Prepaid insurance                                                                         29               -
     Investment in Marker International GmbH                                                2,480            2,840
                                                                                   --------------   --------------
Total assets in liquidation                                                                 2,770            2,906
                                                                                   --------------   --------------

Liabilities:
     Accounts payable and accrued liabilities                                                 321              183
     Advances payable to Marker International GmbH                                            365               55
                                                                                   --------------   --------------
Total liabilities in liquidation                                                              686              238
                                                                                   --------------   --------------
Net assets in liquidation                                                          $        2,084   $        2,668
                                                                                   ==============   ==============

Net assets in liquidation per common share (based on 11,102,077 common shares outstanding at March 31, 2001 and 11,120,577 common shares outstanding at
    March 31, 2000)                                                                $           .19  $           .24
                                                                                   ===============  ===============

                                  MKR HOLDINGS
               STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                             (Dollars in Thousands)

-------------------------------------------------------------------------------------------------------------------
                                                                                      FISCAL             PERIOD FROM
                                                                                       YEAR             DECEMBER 1,
                                                                                      ENDED               1999 TO
                                                                                  MARCH 31, 2001       MARCH 31, 2000
                                                                                  --------------       --------------
Unrealized gain/(loss) on investment in Marker International
  GmbH                                                                         $            (360)    $            968
                                                                               ------------------    ----------------
General and administrative expenses                                                         (224)                (196)
                                                                               -----------------     ----------------
Net change in net assets for the period                                                     (584)                 772

Net assets at Beginning of Period or Year                                                  2,668                1,896
                                                                               -----------------     ----------------
Net assets at End of Period or Year                                            $           2,084     $          2,668
                                                                               =================     ================

        The accompanying notes are an integral part of these statements.

                                  MKR HOLDINGS
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)

-------------------------------------------------------------------------------------------------------------------
                                                                                FISCAL
                                                        APRIL 1, 1999         YEAR ENDED
                                                         TO NOVEMBER           MARCH 31,
                                                           30, 1999              1999
                                                           --------              ----
     NET SALES                                            $    34,140         $    74,167
     COST OF SALES                                             21,635              54,638
                                                          -----------         -----------
     GROSS PROFIT                                              12,505              19,529
                                                          -----------         -----------
     OPERATING EXPENSES:
          Selling                                               5,305              15,275
          General and administrative                            5,468              15,401
          Research and development                              1,170               2,756
          Warehousing and shipping                              1,160               2,020
                                                          -----------         -----------
                                                               13,103              35,452
                                                          -----------         -----------
     OPERATING LOSS                                              (598)            (15,923)
                                                          -----------         -----------
     OTHER INCOME (EXPENSE):
          Interest expense                                     (2,392)             (6,637)
          Other, net                                             (796)              1,508
                                                          -----------         -----------
                                                               (3,188)             (5,129)
                                                          -----------         -----------
     LOSS FROM CONTINUING OPERATIONS
      BEFORE REORGANIZATION ITEMS AND
      INCOME TAXES                                             (3,786)            (21,052)

     REORGANIZATION ITEMS:
          Gain on sale of substantially all assets             16,537                   -
          Professional fees                                    (1,367)                  -
          Other general and administrative expenses              (119)                  -
                                                          -----------         -----------
                                                               15,051                   -
                                                          -----------         -----------
     INCOME (LOSS) FROM CONTINUING OPERATIONS
      BEFORE INCOME TAXES                                      11,265             (21,052)
     PROVISION FOR INCOME TAXES                                   (12)             (1,458)
                                                          -----------         -----------
     INCOME (LOSS) FROM CONTINUING OPERATIONS                  11,253             (22,510)
                                                          -----------         -----------
     DISCONTINUED OPERATIONS:
          Loss from operations of discontinued snowboard
             business, net of income taxes                         -               (1,484)
          Gain (loss) on disposal of snowboard business         1,634             (24,024)
                                                          -----------         -----------
     INCOME (LOSS) FROM DISCONTINUED OPERATIONS                 1,634             (25,508)
                                                          -----------         -----------
     INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                   12,887             (48,018)
                                                          -----------         -----------
     EXTRAORDINARY ITEM - GAIN ON RESTRUCTURING OF DEBT
          (net of income taxes of $0)                          15,422                   -
                                                          -----------         -----------
     NET INCOME (LOSS)                                    $    28,309         $   (48,018)
                                                          ===========         ===========

        The accompanying notes are an integral part of these statements.

                                  MKR HOLDINGS
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY
   FOR THE PERIOD FROM APRIL 1, 1999 TO NOVEMBER 30, 1999 AND THE FISCAL YEAR
                              ENDED MARCH 31, 1999
                             (Dollars in Thousands)

-------------------------------------------------------------------------------------------------------------------
                                                                                                      ACCUMULATED
                                                                         ADDITIONAL    ACCUMULATED       OTHER          TOTAL
                                                  COMMON STOCK             PAID-IN      EARNINGS     COMPREHENSIVE   SHAREHOLDERS'
                                              SHARES        AMOUNT         CAPITAL      (DEFICIT)    INCOME (LOSS)  EQUITY (DEFICIT)
                                              ------        ------         -------      ---------    -------------  ----------------
BALANCE, MARCH 31, 1998                      11,130,577    $    111    $     36,299   $  (16,471)     $    (7,532)   $    12,407
Comprehensive Loss:
    Net loss                                        -            -               -       (48,018)              -         (48,018)
    Foreign currency translation                    -            -               -            -             5,979          5,979
    Total comprehensive loss                        -            -               -            -                -         (42,039)
Preferred stock dividends                           -            -               -          (169)              -            (169)
Common stock issued for services                 10,000          -               12           -                -              12
                                             ----------  ---------- ---------------   ----------      -----------    -----------
BALANCE, MARCH 31, 1999                      11,140,577         111          36,311      (64,658)          (1,553)       (29,789)
Comprehensive Income:
    Net loss                                        -            -               -        (3,298)              -          (3,298)
    Foreign currency translation                    -            -               -            -             1,553          1,553
    Sale of 66.66% of Marker Canada                 -            -              425           -                -             425
    Gain on sale of substantially all
     assets                                         -            -               -        16,537               -          16,537
    Elimination of Preferred Stock                  -            -            1,500           -                -           1,500
    Extraordinary gains                             -            -               -        15,422               -          15,422
    Total comprehensive income                      -            -               -            -                -          32,139
Preferred stock dividends                           -            -               -          (102)              -            (102)
Common stock canceled                           (20,000)         -               -            -                -              -
                                             ----------  ----------    ------------   ----------      -----------    ----------
BALANCE, NOVEMBER 30, 1999                   11,120,577    $    111    $     38,236   $  (36,099)     $        -     $     2,248
                                             ==========  ==========    ============   ==========      ===========    ===========

        The accompanying notes are an integral part of these statements.

                                  MKR HOLDINGS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                             (Dollars in Thousands)

-------------------------------------------------------------------------------------------------------------------
                                                                             APRIL 1, 1999       FISCAL YEAR
                                                                              TO NOVEMBER        ENDED MARCH
                                                                                30, 1999           31, 1999
                                                                                --------           --------
     CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income (loss)                                                  $      28,309     $    (48,018)
         Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
           Extraordinary gain on debt restructuring                               (15,422)                 -
           Gain on sale of substantially all assets                               (16,537)                 -
           Depreciation and amortization                                            2,956               5,151
           Loss from write down of goodwill and intangibles                            -                8,000
           Loss (gain) on sale of property, plant and equipment                       175                 959
           Change in assets and liabilities (net of amounts acquired):
               Accounts receivable, net                                           (20,945)              9,912
               Inventories                                                           (817)             19,464
               Prepaid and other assets                                              (182)              5,521
               Accounts payable                                                     1,191                 214
               Other current liabilities                                            3,897               3,756
                                                                                 --------          ----------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                          (17,375)              4,959
                                                                                 --------          ----------
     CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of property, plant and equipment                                (1,209)             (3,635)
         Proceeds from disposition of equipment                                       170               4,579
                                                                                 --------          ----------
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                           (1,039)                944
                                                                                 --------          ----------
     CASH FLOWS FROM FINANCING ACTIVITIES:
         Net borrowings (repayments) on notes payable to banks                     13,340              (1,912)
         Issuance of preferred stock                                                   -                3,000
         Issuance of common stock, net of issuance costs                               -                   12
         Proceeds from issuance of long-term debt                                      -                  393
         Principal payments on long-term debt                                          -              (10,443)
                                                                                 --------          ----------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                           13,340              (8,950)
                                                                                 --------          ----------
     Effect of foreign exchange rate changes on cash                                 (439)              4,353
                                                                                 --------          ----------
     Net increase (decrease) in cash and cash equivalents                          (5,513)              1,306
     Cash and cash equivalents at beginning of period                               5,547               4,241
                                                                                 --------          ----------
     CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $     34          $    5,547
                                                                                 ========          ==========

        The accompanying notes are an integral part of these statements.

                                  MKR HOLDINGS
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

         MKR Holdings is no longer engaged in the conduct of business and operates for the sole purpose of holding and subsequently liquidating its assets (which consist almost entirely of its equity interest in Marker International GmbH ("Newco"). Prior to November 30, 1999, MKR Holdings, then Marker International (the "Company") was a holding company which operated its business through its subsidiaries, Marker Germany, Marker USA, Marker Ltd., Marker Japan, Marker Austria and Marker Canada.

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

         In connection with the Purchase Agreement, the Company and CT entered into an operating agreement which, among other things, grants CT an option (the "Option") to purchase the Company's 15% equity interest in Newco at any time on or after November 30, 2001 at the then fair market value, subject to reduction in an amount equal to the sum of: (a) any indemnity obligations of the Company to Newco, (b) all unreimbursed advances from Newco for operating and administrative expenses (currently estimated to be approximately $300,000 per year) and costs of defending indemnifiable claims, if any, incurred by Newco, together with interest thereon, (c) all advances by Newco to the Company to pay any income tax liability, together with interest thereon, plus (d) $775,000. Thereafter, the Company will be liquidated and the net proceeds of the exercise of the Option will be distributed to the shareholders of the Company in liquidation. In determining fair market value, all of CT's $15,000,000 contribution has been considered equity.

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

         As a result of the events described above, the Company is no longer engaged in the conduct of business and operates for the sole purpose of holding and subsequently liquidating its assets (which consist almost entirely of its equity interest in Newco). The Company is required to dissolve and liquidate all of its assets no earlier than November 30, 2002, and no later than November 30, 2004. If the Option is not exercised prior to liquidation, then upon liquidation, the shareholders of the Company will receive an equity interest in Newco equal to each shareholder's pro rata share of the Company's remaining equity interest in Newco.

EXTRAORDINARY ITEM - GAIN ON EXTINGUISHMENT OF DEBT

         For the period April 1, 1999 to November 30, 1999, the Company recognized an extraordinary gain of $15.4 million from the Company's restructuring of debt with Manufacturers and Traders Trust Company ("M&T Bank"), KeyBank National Association ("KeyBank"), the holder of the Company's Series A bonds and Hypo Vereinsbank (New York branch). As of the Closing Date, Marker Germany had debts outstanding with Hypo Vereinsbank and Deutsche Bank totaling $53.4 million. Pursuant to the Purchase Agreement, Marker Germany was acquired by Newco and is no longer a subsidiary of the Company.

GAIN ON SALE OF ASSETS AND INVESTMENT IN NEWCO

         For the period April 1, 1999 to November 30, 1999, the Company recognized a gain of $16.5 million from the sale to Newco of substantially all of the Company's assets and the assumption by Newco of certain of the Company's liabilities pursuant to the Purchase Agreement.

         The Company has valued and accounted for its 15% equity interest in Newco (the "Investment") based on the estimated liquidation value. Based upon the sales price of substantially all of the assets, the initial liquidation value was approximately $1.9 million. Changes in liquidation value to date are recorded as unrealized gains or losses in each period. As of March 31, 2000, based on a report by an independent appraiser, the Investment was valued at approximately $2.840 million ($3.615 million less the $775,000 that will be deducted from the

                                  MKR HOLDINGS
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

purchase price if CT exercises the Option) which resulted in an unrealized gain of $968,000 to the Company.

         As of March 31, 2001, based on a report by the same independent appraiser, the Investment was valued at approximately $2.480 million ($3.255 million less the $775,000 that will be deducted from the purchase price if CT exercises the Option) which resulted in an unrealized loss of $360,000 to the Company. Such appraisal of the value of the Investment will continue to be updated going forward on at least an annual basis and the accounting of the Investment will be adjusted accordingly. The actual liquidation value of the Company's 15% equity interest in Newco, when such liquidation occurs, may differ materially from the estimated value recorded herein. The financial statements of Newco as of March 31, 2001 will be filed by an amendment to this Form 10-K within 180 days of March 31, 2001.

BASIS OF PRESENTATION

         In connection with the sale of the Company's assets, the Company adopted the liquidation basis of accounting effective December 1, 1999. Under this basis of accounting, assets and liabilities are stated at their estimated net realizable value. The financial statements prior to December 1, 1999 were presented on a going-concern basis.

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

         Revenues from the discontinued operations were approximately $3.3 million for the fiscal year ended 1999. The loss from operations of discontinued snowboard business has been reflected net of income taxes of $0 and $134,000 for the period from April 1, 1999 to November 30, 1999 and the fiscal year ended March 31, 1999, respectively. The loss on disposal of the snowboard business reflected in the consolidated statements of operations includes the write-down of assets and the costs of disposing of these operations. The significant components of this loss include the write-off of intangible assets, the loss on the sale of the Company's investment in DNR Sportsystem Ltd., realization of foreign currency translation losses, write-down of inventories and receivables, losses on terminating non-cancelable operating leases and write-down of property and equipment.

                                  MKR HOLDINGS
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

CONSOLIDATION

         The consolidated financial statements include the accounts of MKR Holdings and its subsidiaries through November 30, 1999, at which time substantially all of the assets of the Company, including all of the stock of the subsidiaries, were sold to Newco. All material intercompany accounts and transactions have been eliminated in consolidation as of November 30, 1999.

FOREIGN CURRENCY TRANSLATION

         The functional currency for the Company's foreign operations which were sold on November 30, 1999 (see "Purchase Agreement with Newco" above) was the applicable local currency: Marker Germany - Deutsche Marks, Marker Japan - Japanese Yen, Marker Canada - Canadian Dollars and Marker Austria - Austrian Schillings. The statements of operations of foreign subsidiaries were translated into U.S. Dollars in accordance with Statement of Financial Accounting Standards
(SFAS) No. 52. Income and expense items were translated at the weighted-average rates of exchange prevailing during the period. Translation gains and losses are reflected as a separate component of shareholders' (deficit) equity as "accumulated other comprehensive loss."

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

                                  MKR HOLDINGS
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS

         In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. SAB 101 must be applied to the financial statements no later than the fourth quarter of fiscal years ending after December 15, 2000. The Company adopted SAB 101 during the year ended March 31, 2001, and it had no impact on the Company's financial position.

         In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. During the year ended March 31, 2001, the Company adopted FIN 44 in accounting for stock options, and it had no impact on the Company's financial position.

ADVERTISING

         The Company expensed advertising costs when the advertising first occurred. For the period from April 1, 1999 to November 30, 1999, and the fiscal year ended March 31, 1999, advertising expenses totaled approximately $0.5 million and $3.9 million, respectively.

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

NOTE 2. NOTES PAYABLE TO BANKS AND LONG-TERM DEBT

         The Company's sole source of working capital is advances from Newco. Pursuant to the Purchase Agreement, Newco is obliged to lend up to $300,000 annually to the Company for its operations and associated expenses. This obligation extends until November 30, 2001, the second anniversary of the Closing Date. The Company currently has no commitments to fund its operations subsequent to November 30, 2001. As of March 31, 2001, the Company had received $365,000 in advances from Newco. The Company believes that $300,000 should be adequate to fund the required activities of the Company on an annual basis until November 30, 2001, absent unanticipated or extraordinary circumstances. The funds advanced from Newco to the Company

                                  MKR HOLDINGS
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

will reduce the value to be received by the Company upon its liquidation. The interest rate for advances from Newco is 5.0%.

         For the year ended March 31, 1999, the weighted-average interest rate on short-term borrowings outstanding at year end was 5.4 percent; the maximum short-term borrowing amount outstanding during such year was $78.9 million; the average amount outstanding during the year was $64.4 million; and the weighted-average interest rate during such year was 6.3 percent.

         Total cash paid for interest during the period ended November 30, 1999, and the fiscal year ended 1999, was approximately $2,022,000 and $6,358,000, respectively.

NOTE 3. INCOME TAXES

         The Company's U.S. and foreign subsidiaries and certain assets and liabilities of the Company were transferred to Newco effective November 30, 1999, as described in Note 1. The Company filed a U.S. consolidated federal return with its U.S. subsidiaries for the year ended March 31, 1999. For the year ended March 31, 2000, the Company filed a U.S. consolidated federal return containing the Company's financial results through March 31, 2000 and the Company's U.S. subsidiaries' financial results through November 30, 1999. The U.S. subsidiaries filed separate U.S. tax returns for subsequent periods beginning December 1, 1999. As a result of the disaffiliation of the Company's U.S. and foreign subsidiaries as of November 30, 1999, for the year ended March 31, 2001 (and all subsequent years), the Company will file a U.S. federal tax return containing only the Company's financial results.

         For U.S. tax purposes, the transfer of the Company's U.S. and foreign subsidiaries and certain assets and liabilities has been treated as a tax-free exchange of the assets transferred for the 15% interest in Newco received by the Company. For financial reporting purposes, the transfer has been treated as a sale. Additionally, for U.S. tax purposes, Newco is treated as a foreign partnership and as a result, the Company includes its percentage share of Newco's income or loss each year in its U.S. tax return. A difference between the tax and the financial reporting basis of the Company's investment in Newco has been reflected as a component of the net deferred tax assets of the Company. This difference in basis consists of: (1) the original differences in basis as of November 30, 1999, (2) the increase or decrease in book basis attributable to the mark-to-market adjustment made each year to the investment for financial reporting purposes, and (3) the increase or decrease in tax basis attributable to the Company's percentage share of Newco's income or loss reportable each year in the Company's U.S. tax return.

         The Company's foreign subsidiaries filed tax returns in their applicable jurisdictions. U.S. income tax was not provided on unrepatriated foreign earnings because management considered such amounts to be permanently invested abroad. Management has deemed it impracticable to determine the amount of unrecognized deferred tax liability on earnings that are considered permanently invested abroad. No unrepatriated foreign earnings exist as of March 31,

                                  MKR HOLDINGS
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


2000 or as of March 31, 2001 as a result of the disaffiliation of the Company's foreign subsidiaries effective November 30, 1999.

         As a result of the disaffiliation of the Company's U.S. and foreign subsidiaries during the year ended March 31, 2000, the Company's income tax accounts as of March 31, 2000 and as of March 31, 2001 reflect only items attributable to the Company on a standalone basis including its 15% investment in Newco.

         The Company's provision or (benefit) for income taxes has been allocated between continuing operations and discontinued operations for the period from April 1, 1999 through November 30, 1999 and the fiscal year 1999, as follows (in thousands):

                                               APRIL 1, 1999       FISCAL YEAR
                                                TO NOVEMBER           ENDED
                                                  30, 1999             1999
                                                  --------             ----
                   Continuing Operations     $           -       $       1,458
                   Discontinued Operations               -                (134)
                                             --------------      -------------
                                             $           -       $       1,324
                                             ==============      =============

         The portion of the provision or (benefit) for income taxes allocable to discontinued operations has been netted against the income or loss from discontinued operations in the financial statements.

         The domestic and foreign components of income (loss) from continuing operations before income taxes for the period from April 1, 1999 through November 30, 1999 and the fiscal year 1999, were as follows (in thousands):

                                             APRIL 1, 1999        FISCAL YEAR
                                              TO NOVEMBER            ENDED
                                                30, 1999             1999
                                                --------             ----
                    Domestic               $       11,262      $      (10,497)
                    Foreign                             3             (10,555)
                                           --------------      --------------
                                           $       11,265      $      (21,052)
                                           ==============      ==============

         The Company's provisions for income taxes related to income (loss) from continuing operations for the period from April 1, 1999 through November 30, 1999 and the fiscal year 1999, were as follows (in thousands):

                                  MKR HOLDINGS
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


                                               APRIL 1, 1999       FISCAL YEAR
                                                TO NOVEMBER           ENDED
                                                  30, 1999             1999
                                                  --------             ----
                   Current:

                       Federal                   $        -          $      -
                       State                              -                  4
                       Foreign                             3               108
                                                 -----------         ---------
                                                           3               112
                   Deferred                                9             1,346
                                                 -----------         ---------
                                                 $        12         $   1,458
                                                 ===========         =========

         The (benefit) provision for income taxes as a percentage of income
(loss) from continuing operations before provision for income taxes differed from the statutory federal rate due to the following:

                                                  APRIL 1, 1999    FISCAL YEAR
                                                   TO NOVEMBER        ENDED
                                                     30, 1999          1999
                                                     --------          ----
Statutory federal income tax rate                         34.0%          (34.0%)
State income taxes net of federal income taxes             -               -
Change in deferred tax asset valuation allowance         (34.0)           38.7
Foreign earnings taxed at different rates                  -               -
Other                                                      -              2.2
                                                  ----------       ----------
                                                         - %              6.9%
                                                  ==========       ==========

                                  MKR HOLDINGS
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

         The components of the net deferred tax assets and liabilities at March 31, 2001 and 2000 were as follows (in thousands):

                                                        2001          2000
                                                      -------       ------
Deferred tax assets:
    Intercompany profit                               $      -      $      -
    Domestic net operating loss carryforwards             7,748         7,300
    Unrealized foreign exchange loss                         -             -
    Foreign net operating loss carryforwards                 -             -
    Allowance for doubtful accounts                          -             -
    Accrued expense reserves                                 33            26
    Foreign tax credits and tax attribute carryforwards     110           110
    Basis difference in Newco Investment                 10,460         6,834
    Other                                                    -             -
                                                      ---------     ---------
       Total deferred tax assets                         18,351        14,270
Valuation allowance                                     (18,351)      (14,270)
                                                      ---------     ---------
                                                             -             -
                                                      ---------     ---------
Deferred tax liabilities:
    Other                                                    -             -
                                                      ---------     ---------
       Total deferred tax liabilities                        -             -
                                                      ---------     ---------
       Net deferred tax assets                        $      -      $      -
                                                      =========     =========

         The recognition of deferred tax assets is based upon judgments regarding the potential realization of such assets in the future.

         As of March 31, 2001, the Company has domestic tax net operating loss carryforwards of approximately $20.8 million which begin to expire in 2018. This amount reflects: (1) a reduction for domestic net operating loss carryforwards that the Company's U.S. subsidiaries succeeded to upon leaving the U.S. consolidated group, and (2) required reductions under U.S. tax law for debt forgiveness income recognized by the Company in connection with bankruptcy. Additionally, as of March 31, 2001, the Company has domestic foreign tax credits, general business credits, charitable contribution carryforwards and alternative minimum tax credits of $26,000, $4,000, $21,000 and $72,000, respectively.

         Cash paid for income taxes for the period from April 1, 1999 to November 30, 1999 and fiscal year 1999 was approximately $300 and $70,000, respectively.

NOTE 4. STOCK OPTIONS

         For the period from April 1, 1999 through November 30, 1999, options to purchase 1,531,800 shares of common stock were not included in the computation of net assets available in liquidation per common share because pursuant to the Confirmation Order, all outstanding options of the Company were canceled on October 27, 1999.

                                  MKR HOLDINGS
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 5. RELATED PARTY TRANSACTIONS

         During the period from April 1, 1999 through November 30, 1999, and the fiscal year 1999, Marker Japan purchased ski bindings and services totaling approximately $56,000 and $66,000, respectively, from Isomura Seisakusho KK ("Isomura Seisakusho"), a company of which Eiichi Isomura, a shareholder and former director of the Company, is the president, director and owner of more than ten percent of the outstanding stock.

         Marker Japan leased office space in Tokyo, Japan and received distribution services from Isomura Sangyo, a company of which Eiichi Isomura, a shareholder and former director of the Company, is the president, director and owner of more than ten percent of the outstanding stock. In connection therewith, for the period from April 1, 1999 to November 30, 1999, and for the fiscal year 1999, Marker Japan made payments to Isomura Sangyo totaling approximately $138,000 and $238,000, respectively.

         The Company purchased insurance through an insurance broker, Acordia Northwest Inc., of which Graham S. Anderson, a former director of the Company, was also a director. The Company incurred approximately $684,000 of premiums for such insurance for fiscal year 1999.

         DNR Sportsystem Ltd. purchased snowboards from an affiliated entity, of which Gregor Furrer & Partner Holding AG, a former minority shareholder of DNR Sportsystem Ltd., was a partner. Snowboards purchased from the related party totaled approximately $0.9 million during 1999.

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

NOTE 6. BENEFIT PLAN

         Until November 30, 1999, the Company sponsored a qualified retirement plan under Section 401(k) of the Internal Revenue Code which covered substantially all eligible domestic employees. Under the terms of the plan, each participant could elect to defer up to the annual statutory limit of eligible compensation. The Company matched 50% of each participant's contribution up to 4% of the participant's eligible compensation. During the period from April 1, 1999 to November 30, 1999, and the fiscal year ended 1999, employer contributions totaled approximately $18,000 and $51,000, respectively. This plan was assumed by Newco under the terms of the Purchase Agreement.