Form 10-Q
period 2001-06-30
MKR HOLDINGS
filed 2001-08-13
CIK 925172

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 0-24556

MKR HOLDINGS
(Exact name of registrant as specified in its charter)

Utah	87-0372759
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1070 West 2300 South Salt Lake City, Utah	84119
(Address of principal executive offices)	( zip code )

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

Yes ☒                            No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at August 9, 2001

Common Stock, $0.01 par value	11,102,077

MKR HOLDINGS

TABLE OF CONTENTS

Part I - Financial Information

Item 1	Financial Statements
.
Statements of Net Assets in Liquidation
As of June 30, 2001 (Unaudited) and March 31, 2001

Statements of Changes in Net Assets in Liquidation (Unaudited)
For the Period from April 1, 2001 through June 30, 2001 and
For the Period from April 1, 2000 through June 30, 2000

Notes to Financial Statements

Item 2	Management’s Discussion and Analysis of Financial Condition

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Part II - Other Information

Item 6.	Exhibits and Reports on Form 8-K

Signatures

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

MKR HOLDINGS STATEMENTS OF NET ASSETS IN LIQUIDATION (Dollars in Thousands, Except Share and Per Share Amounts)

	June 30,	March 31,
	2001	2001

	(Unaudited)
Assets:
Cash and cash equivalents	$4	$261
Prepaid insurance	18	29
Investment in Marker International GmbH	2,480	2,480

Total assets in liquidation	2,502	2,770

Liabilities:
Accounts payable and accrued liabilities	78	321
Advances payable to Marker International GmbH	365	365

Total liabilities in liquidation	443	686

Net assets in liquidation	$2,059	$2,084

Net assets in liquidation per common share (based on 11,102,077 common shares outstanding)	$.19	$.19

The accompanying notes to financial statements are an integral part of these statements.

MKR HOLDINGS STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION (Dollars in Thousands)

	Period From April 1 through June 30, 2001	Period From April 1 through June 30, 2000

	(Unaudited)	(Unaudited)

General and administrative expenses	$25	$6

Net change in net assets for the period	25	6

Net assets at March 31, 2001 and 2000, respectively	2,084	2,668

Net assets at June 30, 2001 and 2000, respectively	$2,059	$2,662

The accompanying notes to financial statements are an integral part of these statements.

 NOTE 1.  INTERIM FINANCIAL STATEMENTS

Nature of Operations

             The accompanying financial statements include the accounts of MKR Holdings (the “Company”).  The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally required in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.

             In the opinion of management, the accompanying financial statements include all normal adjustments considered necessary to present fairly the net assets in liquidation as of June 30, 2001 and the net change in net assets for the period from April 1, 2001 through June 30, 2001.

             The statements of changes in net assets in liquidation for the period from April 1, 2001 through June 30, 2001 and for the period from April 1, 2000 through June 30, 2000 are not necessarily indicative of the results for the full fiscal years.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s last annual report on Form 10-K, as filed with the SEC on July 16, 2001.

             The Company is no longer engaged in the conduct of business and operates for the sole purpose of holding and subsequently liquidating its assets (which consist almost entirely of its equity interest in Marker International GmbH (“Newco”)).  Prior to November 30, 1999, MKR Holdings, then Marker International, was a holding company which operated its business through its subsidiaries, Marker Deutschland GmbH (“Marker Germany”), Marker USA, Inc. (“Marker USA”), Marker Ltd., Marker Japan Co. Ltd. (“Marker Japan”), Marker Austria GmbH (“Marker Austria”) and Marker Canada, Ltd. (“Marker Canada”).

             On November 30, 1999 (the “Closing Date”), the Company sold substantially all of its assets (including the equity securities of its subsidiaries) to Marker International GmbH, a GmbH organized under the laws of Switzerland (“Newco”), pursuant to an asset purchase agreement (as amended by the Amendment to the Asset Purchase Agreement dated as of September 20, 1999, the “Purchase Agreement”) between the Company and Newco.  In exchange, Newco assumed substantially all of the liabilities of the Company and the Company received a 15% equity interest in Newco.  The remaining 85% equity interest in Newco is held by CT Sports Holding AG (“CT”), a joint venture between Tecnica S.p.A. and H.D. Cleven, the principal shareholder of the Völkl Group.  Pursuant to the Purchase Agreement, CT was required to contribute to Newco $15,000,000 in cash for its 85% equity interest in Newco.  After taking into account CT’s purchase of 66.66% of Marker Canada in June 1999 for $1,025,501, CT contributed $13,974,499 to Newco in a combination of debt and equity.

             In connection with the Purchase Agreement, the Company and CT entered into an operating agreement which, among other things, grants CT an option (the “Option”) to purchase the Company’s 15% equity interest in Newco at any time on or after November 30, 2001, at the then fair market value, subject to reduction in an amount equal to the sum of: (a) any indemnity obligations of the Company to Newco, (b) all unreimbursed advances from Newco for operating and administrative expenses (currently estimated to be approximately $300,000 per year) and costs of defending indemnifiable claims, if any, incurred by Newco, together with interest thereon, (c) all advances by Newco to the Company to pay any income tax liability, together with interest thereon, plus (d) $775,000.  Thereafter, the Company will be liquidated and the net proceeds of the exercise of the Option will be distributed to the shareholders of the Company in liquidation.  In determining fair market value, all of CT’s $15,000,000 contribution has been considered equity.

             In connection with the Purchase Agreement, the Company reached agreements-in-principle regarding the restructuring of its debt and the treatment of such debt under a Plan of Reorganization with substantially all of its creditors that were impaired under the Plan of Reorganization.  On August 19, 1999, the Company, DNR North America, Inc. and DNR USA, Inc. (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).  On September 22, 1999, the Debtors filed the First Amended Joint Chapter 11 Plan of Reorganization (as amended by the Amendment to the First Amended Joint Chapter 11 Plan of Reorganization, dated as of October 25, 1999, the “Plan”) and a related disclosure statement (the “Disclosure Statement”).  By order dated September 22, 1999, the Bankruptcy Court approved the Disclosure Statement as containing adequate information.  The Disclosure Statement and the Plan were subsequently distributed to the Debtors’ creditors and shareholders for approval, which approval was subsequently obtained.  On October 27, 1999, the Plan was confirmed by order of the Bankruptcy Court (the “Confirmation Order”).  Pursuant to the Confirmation Order, the Bankruptcy Court approved the Plan and the Purchase Agreement on October 27, 1999.  The Company did not distribute any securities in connection with the Plan.

             As a result of the events described above, the Company is no longer engaged in the conduct of business and operates for the sole purpose of holding and subsequently liquidating its assets (which consist almost entirely of its equity interest in Newco).  The Company is required to dissolve and liquidate all of its assets no earlier than November 30, 2002, and no later than November 30, 2004.  If the Option is not exercised prior to liquidation, then upon liquidation and the payment of the Company’s outstanding obligations, the shareholders of the Company will receive an equity interest in Newco equal to each shareholder’s pro rata share of the Company’s remaining equity interest in Newco.

             Each year, Newco’s fair market value is estimated by an independent appraiser engaged by the Company.  Based on the appraiser’s valuation of Newco, management then determines the liquidation value of the Company by taking 15% of Newco’s fair market value and subtracting amounts computed pursuant to items (a) through (d) set forth above.  As of March 31, 2001, Newco was valued by the Company’s independent appraiser at approximately $21.7 million.  Based on this valuation, the Company’s 15% equity interest in Newco (the “Investment”) is approximately $3.255 million (i.e., 15% of Newco’s appraised fair market value).  Management thus estimates that as of March 31, 2001, the liquidation value of the Company was no more than approximately $2.115 million, or $3.255 million less $775,000 and the $365,000 in funds previously advanced by Newco to the Company.  If Newco advances additional sums to the Company, or if the appraisal of Newco changes in a subsequent annual valuation, the liquidation value of the Company will be changed accordingly.  The foregoing discussion is set forth herein as an estimate only.  The actual liquidation value of the Company, when such liquidation occurs, may differ materially from the current estimated value contained herein.

             The Company adopted the liquidation basis of accounting effective December 1, 1999.  Under this basis of accounting, assets and liabilities are stated at their estimated net realizable value.  The Company’s financial statements prior to December 1, 1999 were, and are, presented on a going-concern basis.

New Accounting Pronouncements

             In June 2001, the Financial Accounting Standards Board (“FASB”) finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142).  SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001.  SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria.  SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001.  It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

             SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually.  In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassessing the useful lives of other existing recognized intangible assets, and ceasing amortization of intangible assets with an indefinite useful life.  An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142.  SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized.  SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.  The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

We expect that the adoption by the Company of SFAS 141 and SFAS 142 will have no impact on the Company’s financial position in the future.

Item 2.  Management’s Discussion and Analysis of Financial Condition.

Overview

             Prior to November 30, 1999, MKR Holdings, then Marker International (the “Company”) was a holding company which operated its business through its subsidiaries, Marker Deutschland GmbH (“Marker Germany”), Marker USA, Inc. (“Marker USA”), Marker Ltd., Marker Japan Co. Ltd. (“Marker Japan”), Marker Austria GmbH (“Marker Austria”) and Marker Canada, Ltd. (“Marker Canada”).  The Company and its subsidiaries were a leading designer, developer, manufacturer and marketer of alpine ski bindings in North America, Europe and Asia.  Substantially all of the Company’s ski bindings were manufactured by Marker Germany, which distributed bindings in Germany, to subsidiaries of the Company and to independent distributors in countries where the Company did not have a distribution subsidiary.

             On November 30, 1999 (the “Closing Date”), the Company sold substantially all of its assets (including the equity securities of its subsidiaries) to Marker International GmbH, a GmbH organized under the laws of Switzerland (“Newco”), pursuant to an asset purchase agreement (as amended by the Amendment to the Asset Purchase Agreement dated as of September 20, 1999, the “Purchase Agreement”) between the Company and Newco.  In exchange, Newco assumed substantially all of the liabilities of the Company and the Company received a 15% equity interest in Newco.  The remaining 85% equity interest in Newco is held by CT Sports Holding AG (“CT”), a joint venture between Tecnica S.p.A. and H.D. Cleven, the principal shareholder of the Völkl Group.  Pursuant to the Purchase Agreement, CT was required to contribute to Newco $15,000,000 in cash for its 85% equity interest in Newco.  After taking into account CT’s purchase of 66.66% of Marker Canada in June 1999 for $1,025,501, CT contributed $13,974,499 to Newco in a combination of debt and equity.

             In connection with the Purchase Agreement, the Company and CT entered into an operating agreement which, among other things, grants CT an option (the “Option”) to purchase the Company’s 15% equity interest in Newco at any time on or after November 30, 2001, at the then fair market value, subject to reduction in an amount equal to the sum of: (a) any indemnity obligations of the Company to Newco, (b) all unreimbursed advances from Newco for operating and administrative expenses (currently estimated to be approximately $300,000 per year) and costs of defending indemnifiable claims, if any, incurred by Newco, together with interest thereon, (c) all advances by Newco to the Company to pay any income tax liability, together with interest thereon, plus (d) $775,000.  Thereafter, the Company will be liquidated and the net proceeds of the exercise of the Option will be distributed to the shareholders of the Company in liquidation.  In determining fair market value, all of CT's $15,000,000 contribution has been considered equity.

             In connection with the Purchase Agreement, the Company reached agreements-in-principle regarding the restructuring of its debt and the treatment of such debt under a Plan of Reorganization with substantially all of its creditors that were impaired under the Plan of Reorganization.  On August 19, 1999, the Company, DNR North America, Inc. and DNR USA, Inc. (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).  On September 22, 1999, the Debtors filed the First Amended Joint Chapter 11 Plan of Reorganization (as amended by the Amendment to the First Amended Joint Chapter 11 Plan of Reorganization, dated as of October 25, 1999, the “Plan”) and a related disclosure statement (the “Disclosure Statement”).  By order dated September 22, 1999, the Bankruptcy Court approved the Disclosure Statement as containing adequate information.  The Disclosure Statement and the Plan were subsequently distributed to the Debtors’ creditors and shareholders for approval, which approval was subsequently obtained.  On October 27, 1999, the Plan was confirmed by order of the Bankruptcy Court (the “Confirmation Order”).  Pursuant to the Confirmation Order, the Bankruptcy Court approved the Plan and the Purchase Agreement on October 27, 1999.  The Company did not distribute any securities in connection with the Plan.

             As a result of the events described above, the Company is no longer engaged in the conduct of business and operates for the sole purpose of holding and subsequently liquidating its assets (which consist almost entirely of its equity interest in Newco).  The Company is required to dissolve and liquidate all of its assets no earlier than November 30, 2002, and no later than November 30, 2004.  If the Option is not exercised prior to liquidation, then upon liquidation and the payment of the Company’s outstanding obligations, the shareholders of the Company will receive an equity interest in Newco equal to each shareholder’s pro rata share of the Company’s remaining equity interest in Newco.

             Each year, Newco’s fair market value is estimated by an independent appraiser engaged by the Company.  Based on the appraiser’s valuation of Newco, management then determines the liquidation value of the Company by taking 15% of Newco’s fair market value and subtracting amounts computed pursuant to items (a) through (d) set forth above.  As of March 31, 2001, Newco was valued by the Company’s independent appraiser at approximately $21.7 million.  Based on this valuation, the Company’s 15% equity interest in Newco (the “Investment”) is approximately $3.255 million (i.e., 15% of Newco’s appraised fair market value).  Management thus estimates that as of March 31, 2001, the liquidation value of the Company was no more than approximately $2.115 million, or $3.255 million less $775,000 and the $365,000 in funds previously advanced by Newco to the Company.  If Newco advances additional sums to the Company, or if the appraisal of Newco changes in a subsequent annual valuation, the liquidation value of the Company will be changed accordingly.  The foregoing discussion is set forth herein as an estimate only.  The actual liquidation value of the Company, when such liquidation occurs, may differ materially from the current estimated value contained herein.  The financial statements of Newco will be filed by an amendment to our Form 10-K (filed on July 16, 2001) within 180 days of March 31, 2001.

Results of Operations

             As discussed in Note 1 to the financial statements, the Company is no longer engaged in the conduct of business and operates for the sole purpose of holding and subsequently liquidating its assets.  Since December 1, 1999, the Company’s financial statements have been reported in accordance with the liquidation basis of accounting.

Liquidity and Capital Resources

             The Company’s primary cash needs are for the professional fees incurred in preparing the Company’s monthly financial statements and in connection with its required SEC filings.

             The Company’s sole source of working capital is advances from Newco.  Pursuant to the Purchase Agreement, Newco is obliged to lend up to $300,000 annually to the Company for its operations and associated expenses, at an interest rate of 5%.  This obligation extends until November 30, 2001, the second anniversary of the Closing Date.  As of June 30, 2001, the Company had received $365,000 in advances from Newco.  The Company believes that it will have adequate financing to fund the required activities of the Company on an annual basis until November 30, 2001, absent unanticipated or extraordinary circumstances.  The funds advanced from Newco to the Company will reduce the amount to be received by the Company upon the exercise of the Option, if the Option is exercised.  The Company currently has no commitments from any other party to fund the Company’s operations after November 30, 2001.  If CT does not exercise its Option on November 30, 2001, or shortly thereafter, the Company will be forced to obtain capital to fund its operations from third parties other than Newco.  The Company may not be able to obtain the required funds on as favorable terms as Newco’s, or at all.  If the Company is unable to obtain financing, there is no guarantee it will be able to sustain its operations.

Other Matters

             Pursuant to the Plan, the Company changed its name to MKR Holdings.  Pursuant to the Confirmation Order, the Company amended its Articles of Incorporation and By-laws to satisfy the provisions of the Purchase Agreement, the Plan and the Confirmation Order.

             Pursuant to the Plan, since November 30, 1999, the business and affairs of the Company have been managed by, and under the direction of, a Board of Directors, which consists of Kevin Hardy, Henry E. Tauber and Louis M. Alpern.  Until September 15, 2000, in addition to being a director and an officer of the Company, Mr. Hardy served as the Chief Financial Officer and Secretary and a director of Marker USA, a subsidiary of Newco.  Mr. Hardy currently serves as President and Chief Financial Officer of the Company.

             The Company was notified last year by NASDAQ that it should obtain a different ticker symbol due to the Company’s name change.  Pursuant to such request, effective August 3, 2000, the Company’s ticker symbol changed from MRKR to MKRH.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

             The Company is exposed to market risk, including various foreign currency exchange rate and interest rate risks.

             Foreign Currency Exchange Rate Risk – The functional currency of Newco is the Euro.  As a result, the value of the Company’s Investment in Newco is subject to foreign currency fluctuations between the U.S. Dollar and the Euro which could have a material impact on the fair value of the Company’s Investment.

             Interest Rate Risk - The Company no longer has any significant exposure to market risks for changes in interest rates since the Company’s borrowings from Newco are at a fixed rate of 5%.

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K.

             a)          Exhibits:

                            99.1  Valuation of Marker International GmbH as of March 31, 2001.*

             b)          Reports filed on Form 8-K:

                            Current report on Form 8-K filed on April 27, 2001, reporting change in Company’s independent auditors. ______________________
             * Filed herewith.

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MKR HOLDINGS

Registrant

Dated: August 13, 2001	/s/ Kevin Hardy

Kevin Hardy
President and Chief Financial Officer