Form 10-K405/A
period 2001-03-31
MKR HOLDINGS
filed 2001-09-18
CIK 925172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2001

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 0-24556
MKR HOLDINGS
(Exact name of registrant as specified in its charter)

Utah	87-0372759

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1070 West 2300 South
Salt Lake City, Utah	84119

(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code:  (801) 972-2100

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

Yes  ☒                                        No  ☐

             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

             The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2001 (based upon the average of closing bid and ask prices as of such date) was $726,839.

             The number of shares of Common Stock outstanding as of June 30, 2001 was 11,102,077.

DOCUMENTS INCORPORATED BY REFERENCE:
             LIST HEREUNDER THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-K INTO WHICH THE DOCUMENT IS INCORPORATED: NONE.

             The information appearing in Part IV, Item 14, of MKR Holding’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 is hereby amended to include the following financial statements of Marker International GmbH.

Item 14.  Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K

(a)  1.  Marker International GmbH

Report of the group auditors
to the General Meeting of

Marker International GmbH

We have audited the accompanying consolidated balance sheets of Marker International GmbH and subsidiaries as of March 31, 2001 and the related income statements and cash flow statements for the period then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  We confirm that we meet the legal requirements concerning professional qualification and independence.

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

The financial statements of the subsidiaries have been examined by other auditing firms, whose reports have been provided to us.  Our opinion expressed in this report, insofar as it relates to the amounts included for that companies, is based also upon the audit of the other auditing firms.  The auditing firm of Marker Japan applied only limited auditing procedures.

In our opinion, the consolidated financial statements give a true and fair view of the financial position, of Marker International GmbH and subsidiaries as of March 31, 2001, and of the results of their operations and their cash flows in accordance with International Accounting Standards.

Naters, June 12 2001	TREUHAND UND REVISIONS AG

Leading Auditor

	/s/ Albert Bass	/s/ Mischa Imboden
	Albert Bass	Mischa Imboden

Zurich, June 12 2001	BDO INTERNATIONAL AG

	/s/ Rudolf Häfeli	/s/ Gilbert Darmstädter
	Rudolf Häfeli	Gilbert Darmstädter

MARKER GROUP

Consolidated Financial Statements
as of March 31st , 2001
Together with Auditor’s Report MARKER Group

Consolidated Balance Sheet

		March 31st , 2001	March 31st , 2000

		Thousands of Euro	Thousands of Euro

Assets

Current Assets

Cash and cash equivalents	Note 6	2.010	5.595

Trade receivables	Note 7	19.369	18.268
Receivables due from related companies	Note 8	896	280
Other receivables	Note 9	277	303
Inventories	Note 10	13.035	16.594
Prepaid expenses and accrued income	Note 11	664	295
Other current assets	Note 12	42	134

Total Current Assets		36.293	41.469

Non-Current Assets

Tangible fixed assets	Note 13	5.347	5.870
Goodwill	Note 14	3.313	3.755
Intangible fixed assets	Note 14	2.391	2.417
Other non current assets	Note 15	472	531

Total Non-Current Assets		11.523	12.573

Total Assets		47.816	54.042

MARKER Group

Notes to the Consolidated Financial Statements
as of March 31st, 2001

		March 31st , 2001	March 31st , 2000

		Thousands of Euro	Thousands of Euro

Liabilities and Shareholders' Equity

Current Liabilities
Trade Payables		2.689	1.829
Related Companies Payables	Note 8	2.726	4.453
Bank overdrafts and loans	Note 16	18.384	21.290
Short-term portion of medium/ long term loans	Note 17	1.902	1.834
Other payables	Note 18,19	1.639	3.431
Creditors due within 12 months
Accrued Expenses and deferred income	Note 20	2.434	1.550

Total Current Liabilities		29.774	34.387

Non-Current Liabilities

Medium / long term loans net of short-term portion	Note 21,17	8.068	9.891
Parent Company loan	Note 21	14.830	12.744
Medium / long term loans net of short-term portion from related companies	Note 21	0	1.453

Total Non- Current Liabilities		22.898	24.088

Total Liabilities		52.672	58.475

Shareholders' Equity
Share Capital	Note 21	1.249	1.249
Translation Adjustments	Note 21	(475)	(30)
Retained earnings		(5.652)	0
Net result of the year	Note 21	23	(5.652)

Total Net Equity		(4.856)	(4.433)

Total Liabilities and Shareholders' Equity		47.816	54.042

MARKER Group

Consolidated Income Statement for the 12 Months Period ended March 31st, 2001

		March 31st , 2001		March 31st , 2000

		Thousands of Euro		Thousands of Euro

Net sales	Note 22		68.706		20.516

Cost of sales	Note 23		(42.649)		(16.432)

Gross Profit			26.056		4.084
Selling Expenses	Note 25	(10.172)		(4.951)
Warehouse and Shipping	Note 26	(1.875)		(702)
General and Administrative Expenses	Note 27	(8.927)		(2.702)
Other Operating Expenses	Note 28	(1.405)		(604)
Operating Expenses			(22.379)		(8.959)

Profit from operations			3.678		(4.875)

Financial Expenses, Net	Note 29	3.772		(1.123)
Other Expenses (Incomes)	Note 30	(614)		356

Other income (Expenses)			3.158		(767)

Profit before taxation			520		(5.642)

Current	Note 31	49		(10)
Deferred	Note 31	448		0
Income taxes	Note 31		497		(10)
Net result for the year			23		(5.652)

The Group’s consolidated income statement is prepared for the 12 months period from April 1st, 2000 to March 31st, 2001. The income statements of the operating subsidiaries are included for the same 12 months period.

MARKER Group

Consolidated Cash Flow Statements
for the 12 Months Period Ended March 31st, 2001

	March 31st, 2001

	Thousands of Euro

Net profit/(loss) of the period before financial expenses and non-operating expenses		3.678
Adjustments for:
• Depreciation, amortization and write-downs of fixed assets	2.661
• Bad debt provision	(543)	5.796

Working Capital movements
• (Increase) decrease in trade debtors	(1.174)
• (Increase) decrease in trade creditors	(867)
• (Increase) decrease in stock	3.559
• (Increase) decrease in other current assets	(251)
• (Increase) decrease in other current liabilities	(1.356)

Net Working Capital movements		(89)

Net cash flows arising from operating activities		5.707

Cash flows from investing activities:
• (Increase) decrease in tangible assets	(1.652)
• (Increase) decrease in intangible assets	(19)
• (Increase) decrease in other non current assets	59

Net cash flows used in operational activities		(1.612)
Cash flows used in financing activities:
• Increase (decrease) of medium/long term loans	(1.190)
• Net financial expenses	(3.772)
• Current taxes	(49)
• Other Income	614
• Other changes in equity	(445)

Net cash flows arising from/ (used) in financing activities		(4.842)

Net Cash Flows		(747)

Cash at the beginning of the year		(17.529)
Cash at the end of the year		(18.276)
Net Cash Flows		(747)

MARKER Group

Notes to the Consolidated Financial Statements
as of March 31st, 2001

1           Group Profile

MARKER International GmbH, located in Ruessenstrasse 6, in 6340 Baar, Canton Zug, Switzerland, was registered on July 5th, 1999 at the Company Registry of the Canton Zug. With effect of November 30th, 1999, the ongoing companies listed below have been contributed in MARKER International GmbH by MARKER International Inc. (now MKR Holdings Inc.) located in Salt Lake City, USA.

•            MARKER Deutschland GmbH
•            MARKER USA Inc.
•            MARKER Canada Ltd.
•            MARKER JAPAN Co. Ltd.
•            MARKER Austria Gesellschaft m.b.H
•            MARKER Ltd., still in its process of winding up

Below is the chart of the Group’s company structure.

H.D. Cleven, with 41,375 % share, is one of the two major shareholders of MARKER International GmbH. He also holds a major share of Völkl Group, which is a manufacturer engaged in the development, production and world-wide distribution of skis, snowboards, tennis goods and clothes.

The second major shareholder of MARKER International GmbH, also with a share of 41,375%, is Tecnica S.p.A by means of the holding Tesi II. Tecnica Group is engaged in the development, production and world-wide distribution of ski-boots, inline skates, trekking and clothes.

MKR Holdings Inc. is the new name of the former shareholder of MARKER operating companies world-wide, and holds 15 % of MARKER International GmbH.

The residual shares are owned by minority shareholders.

Tecnica and Völkl both serve the same end-consumer and retail market as MARKER Group does, thus creating commercial synergies for all these Groups.

MARKER Group is engaged in the development, production and world-wide distribution of high quality ski bindings.

The production plant where the assembly of the ski bindings takes place is located in Germany, in leased facilities. The parts are purchased from third party suppliers.

With regard to major markets, USA, Canada, Japan and Austria, MARKER products are sold by its own trade companies. In other countries, the trading activity is entrusted to distributors. MARKER Canada Ltd. and MARKER Japan Co. Ltd. also distribute the product lines of Tecnica and Völkl.

The full business year of MARKER lasts from April 1st to March 31st. The first, that is the previous, business year 1999/2000 of MARKER Group included the operations of MARKER subsidiaries for the four months period from the date of their contribution – November 30th ,1999 – to March 31st, 2000. This business year 2000/2001 of MARKER Group includes for the first time the operations of MARKER companies for the 12 period from 1st April, 2000 to March 31st , 2001. Due to the different number of months included and due to high extraordinary expenses because of the restructuring last year, the numbers of the two business years are not quite comparable.

Major events of the business year 2000/2001

Since April 1st, 2000 sales to the retail shops in the German market has been outsourced to Völkl Vertriebs GmbH, which now serves MARKER Deutschland GmbH as its distributor.

Financial Situation

Total net financial indebtedness of the Group amount to  € 43.184 thousand, of which € 28.354 thousand is towards banks and other private financiers, and € 14.830 thousand is towards the Parent Company and other related parties. The detail of financial debts is indicated in paragraph 16 and 17 of these notes. The current portion of the net financial indebtedness amounts to € 3.915 thousand. Interest accrues at annual rates from 1,875% to 5,95%.

As described in note 8, the parent company loans of € 14.830 thousand: according to the agreements with banks, the Group is not allowed to reimburse the parent company loans up to the complete reimbursement of the loans obtained by the banks. This parent company loan has the purpose to guarantee the banks and assure the necessary financial support to the Group, without requiring periodic reimbursements.

The major banks of MARKER Deutschland GmbH are the Bayerische HypoVereinsbank AG and the Deutsche Bank AG. They have granted the needed credit line to finance MARKER Deutschland GmbH which takes care of the research & development, the production of the ski bindings, the international sales of MARKER ski bindings and finance & administration.

All assets, inventory, receivables, fixed assets and patents owned by MARKER Deutschland GmbH and the trademark rights and patents owned by Marker International GmbH serve the German banks as securities.

The availability of the credit lines of MARKER USA Inc. and MARKER Canada Ltd. depend on the amount of receivables and inventory.

MARKER Japan Co. Ltd. has credit lines based upon discounted promissory notes from dealers. MARKER Austria Gesellschaft m.b.H has no credit line.

Litigation

A major competitor called Atomic has sued MARKER already last business year for allegedly violating one of their patents for a rental ski binding in Austria and Switzerland. To the day of finalizing these notes, no final decision has been made by the courts.

With reference to Atomic litigation, no provision for risks has been recorded in the consolidated financial statements, as no loss will reasonably arise from it according to the available elements and the legal consultant opinion. For fees to lawyers an appropriate accrual has been recorded at MARKER Deutschland GmbH.

2           Summary of Results of Operations

Sales revenues are € 68,7 Mio. Out of the gross profit of € 26,1 Mio there results a margin of 38%. Operating expenses are € 22,4 Mio. Non operating income are € 3,2 Mio. The profit before taxes is € 520 thousand.

Restructuring Program of Business Year to 2000/2001

MARKER Deutschland GmbH has successfully realized a restructuring program to improve productivity, to save operating expenses, to reduce production expenses for the products and increase selling prices for the ski bindings. In addition new products have been developed to improve competitiveness.

For the distribution companies, cost saving programs have been realized and the distribution of additional program lines, especially for Tecnica and Völkl, has been improved. Marker USA Inc. increased sales revenues and margin substantially.

3           Form and content of the Consolidated Financial Statements

As described in paragraph 1), MARKER Group has been incorporated during the fiscal year 1999/2000, by means of the contribution to MARKER International GmbH of all investments held by an American holding company, located in Salt Lake City. The consolidated financial statements as of March 31st, 2000 were the first financial statements prepared by the Group. The consolidated financial statements as of March 31st, 2001 are the second business year of the MARKER Group and include:
•	as far as the consolidated balance sheet is concerned, the assets and liabilities of the parent company MARKER International GmbH and of all its subsidiaries, which are either directly or indirectly controlled by the parent company.

•	with regard to the consolidated income statement, the income statement of the parent company and the income statements of its operating subsidiaries for the twelve months period from April 1st, 2000 to March 31st 2001.

Because the business year 1999/2000 was the first (and only four month durating) business period of the new MARKER Group, the consolidated financial statements’ numbers do not show exactly comparable figures to the business year 2000/2001.

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
Any excess of the cost of the acquisition over the purchaser’s interest at fair value of the identifiable assets and liabilities acquired as at the date of the transaction, is stated as a consolidation difference in the item Goodwill under Intangible Assets and is amortized over the expected useful life. If a negative difference arises, it is stated as a consolidated provision for future risks and expenses under Other Long-Term Liabilities, where reflecting expected future losses. Otherwise it is classified as a reserve under the item Net Equity.

(b)	In-full elimination of intragroup receivables and payables, income and expenses and all other relevant intragroup transactions, including Group dividends, write-downs, and revaluation of consolidated investments, unrealized profits and losses, resulting from intragroup transactions, are also offset.

(c)	At the balance sheet date, monetary assets and liabilities stated in foreign currencies are converted into Euro at year-end rate. Net Equity is converted at historical-exchange rate. Income statements are converted at average-exchange rate. Exchange differences arising from the conversion of foreign currency financial statements are charged to Net Equity under the item Exchange Rate Differences".

Exchange rate used for the translation of items stated in currency other than Euro

1 Unit of Local Currency = Unit of Euro
Currency	Average in the period	March 31st, 2001

Swiss Franc	0,6502917	0,6563000

German Mark	0,5112900	0,5112900

Austrian Schilling	0,0726720	0,0726720

US Dollar	1,1062900	1,1381700

Canadian Dollar	0,7341583	0,7238000

Japanese Yen	0,0099765	0,0091374

5           Accounting Principles

The consolidated financial statements have been prepared in accordance with the accounting principles issued by the International Accounting Standards Committee (I.A.S.C.). The most significant are the following:
a)	Receivables — Receivables are shown at their estimated realizable value.

b)	Inventories — Inventories are valued at the lower of purchase or production cost, determined on the basis of the average weighted cost, and market or realizable value.

Manufacturing cost includes raw materials, and all related direct and indirect costs.

The estimated realizable value is calculated considering both manufacturing costs sill to be incurred, and direct sales costs.

Obsolete or slow moving inventories are written off depending on their possible utilization or sale.

c)	Tangible fixed assets — Tangible fixed assets are stated at purchase or factory cost, possibly increased by applying specific revaluation laws. The cost includes direct and indirect costs which can be reasonably attributed to the asset.

Accumulated depreciation is charged on the basis of the estimated useful economic lives of the assets by using the following rates:

Buildings	10%
Plants and Equipment	33%
Industrial and Commercial Equipment	33%
Vehicles	20%
Furniture, fixtures and fittings	25%
Office Equipment	33%

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

d)	Intangible fixed assets — These are shown at purchase or production cost, inclusive of ancillary expenses and are amortised on a straight-line basis over the period they are expected to benefit.
The amortisation periods are as follows:

Trademarks	10 years
Patents	5 years
Business Start Up Cost	3 years
Goodwill	5 years

In the case of a permanent loss in value, the intangible fixed assets are written down appropriately. In subsequent years, if the conditions leading to the write down no longer exist, the original value is restored appropriately amortized.

e)	Securities held as fixed assets are valued at cost, which is written down in case of durable losses. In subsequent years, if the conditions leading to the write down no longer exist, the original value is restored.

f)	Payables — Like other liabilities, payables are reported at their nominal value.

g)	Reserves for risks and charges — Reserves for risks and charges (included under Other Payables and Other Long Term Liabilities) are provided to cover certain or probable losses or liabilities that could not be specifically quantified or scheduled at the year-end. Provisions reflect the best possible estimate ,based on the information available.

h)	Foreign currency transactions — Receivables and payables originally denominated in foreign currencies are translated into € using the historical exchange rates ruling at the transaction dates. Exchange differences realized on the collection of receivables and the settlement of payables are booked to the income statement. At the year-end, receivables and payables originally denominated in foreign currencies, are translated into € at the year-end exchange rates. The exchange differences arising from the transaction are booked in the income statement.

i)	Pre-payments and accruals — Pre-payments and accruals refer to revenues and costs relating to two or more financial years in accordance with the accrual basis of accounting.

j)	Revenue and cost recognition — Revenue from the sale of goods is recognized on transfer of property, which generally coincides with shipment.
Cost and revenues are recognized in the financial statements according to the accruals and prudence concepts.

k)	Taxes — These are recorded on the basis of estimated taxable income, calculated in accordance with current regulations, taking into account any tax credits due. Provisions are also made to a specific reserve for deferred tax assets and liabilities arising from timing differences between the results reported in the financial statements and the corresponding amounts recognized for fiscal purposes, as well as from consolidation adjustments (elimination of adjustments recorded solely for tax purposes and of unrealized intercompany profit) and from the deferred taxation of capital gains on the disposal of fixed assets and business divisions and of capital grants. Deferred tax assets are recorded only if it is reasonably certain that they will be recovered and, therefore, prepaid taxes are only recognised if it is probable that they will be absorbed by sufficient future taxable income or, otherwise, that they will be eliminated in years in which timing differences giving rise to an equivalent value of deferred tax liabilities reserve.

6           Cash and cash equivalents

At the date of the financial statements the item was composed as follows:
Cash on hand	7
Bank Accounts in Local Currency	937
Bank Accounts in Foreign Currency	1.066

Total	2.010

7           Trade receivables

At March 31st, 2001, the item amounted to € 19.369 thousands. The amount is net of a provision for bad and doubtful debts of € 810 thousand.

The reserve for doubtful accounts has been accrued based on a prudent estimate on the risk of losses on receivables at the end of the period, considering their age and the specific risk factor in the foreign markets.

8           Related Company Receivables, Payables and Loans

Receivables: the amount of € 896 thousand refers to trading operations with related companies which took place on an arms' length basis, and are composed as follows:
Tecnica S.p.A.	253
MKR Holdings Inc.	647
Other related parties	-4

Total Related Company Receivables	896

Dolomite S.p.A. is a company of Tecnica Group. Other related company receivables of € -4 thousands refer to Volkl Group companies.

Payables and Loans: the balance of € 2.726 thousand due to related companies at year-end was composed as follows:
Payables:
Tecnica S.p.A.	2.036
Volkl Group	566
C.T. Holding	124

Total Related Company Payables	2.726

There are no Medium/Long Term Payables due to related companies at the year end because all long-term debts owing to Tecnica SpA and Volkl were repaid in August 2000.

The amount of € 14.830 thousand included in the item Parent Company Loans, refers to a loan granted by the parent company C.T. Sport Holding. The interest of the loan are determined according to the regulations of the Swiss Tax Authorities for unsecured shareholder loans. Therefore the annual interest rate will be 4,5%; interests are paid annually at March 31st. The loan does not have a formally defined expiring date; in any case it is due beyond five years. According to an agreement with the credit institutions which are financing the Group, the loan which the parent company granted to MARKER Group cannot be repaid before the repayment of the banks’ loans.

9           Other receivables

The item is composed as follows (in thousand of €):
Receivables from tax authorities	104
Other receivables	173

Total other receivables	277

10         Inventories

As of March 31st, 2001, inventories amounted to € 13.035 thousand, and consisted for the most part of the bindings produced by MARKER Germany, included in the item Finished Goods. A minor amount of the stock is made up of those goods which MARKER does not produce itself, but trades under its brand. The total amount can be detailed as follows:
Raw materials	430
Work in progress	2.148
Finished goods	11.661
Reserve for obsolete or slow moving inventory	-1.204

Total	13.035

The reserve for obsolete or slow moving inventory has been accrued according to the best estimate of the realizable value of obsolete stock made by the management, based on the available information.

11         Prepaid expenses and accrued income

As of March 31st, 2001 the item consists of the following:
Rent installments	281
Insurance	59
Other	324

Total	664

12         Other Current Assets

At March 3st, 2001, the item was composed as follows:

Deferred Charges	6
Deposits	36

Total	42

13         Tangible fixed assets

Net tangible fixed assets at March 31st, 2001 amount to € 5.347 thousand. In Annex 2 is attached the detail of movements of Tangible Fixed Assets during the period.

Main Tangible fixed assets refer to production plant and machinery at the German production site in Eschenlohe, and to office furniture and equipment at the distributors subsidiaries world wide. The buildings, where Group companies run their activity are leased.

As explained above, all tangible fixed assets, as well as patents, software and the other assets in the consolidated balance sheet, are securities for banks credit lines.

14         Intangible fixed assets

At the date of the consolidated financial statements Net Intangible Fixed Assets amount to € 5.704 thousand, and are detailed as follows:
	As of 01/04/00	Additions	Amortiz.	Transl.Differenc.	As of 31/03/01

Trademarks	2.302	-	(282)	243	2.263
Patents	6	4	(4)	1	7
Software	41	15	(14)	5	47
Other	68	-	(2)	8	74

Sub total	2.417	19	(302)	257	2.391
Goodwill	3.755	-	(798)	356	3.313

Total	6.172	19	(1.100)	613	5.704

Trademarks refer to the amounts allocated to the trademark “MARKER” of a portion of the surplus cost emerging from the elimination of the investments in the subsidiaries against their equity at the date of the contribution at the fair value of the assets and liabilities, according to IAS 22. As stated in the section relating to the accounting principles, the trademark is amortized in 10 years, and Goodwill is amortized in 5 years. Amortization is calculated from the date of contribution to March 31st, 2001.

15         Other Non Current Assets

At March 31st, 2001, the item was composed as follows:
Guarantee Deposit	139
Security held as fixed assets	333

Total	472

Security held as fixed assets mainly relate to membership rights, typical of the Japanese economic environment, and are treated as shares. They are valued at cost.

16         Bank overdrafts and loans

At the date of the consolidated financial statements, Current Bank Overdrafts And Loans amounted to € 18.384 thousand. The item includes current bank accounts for € 14.569 thousand and short terms loans for € 3.815 thousand.

17         Medium/Long term loans

As of March 31st, 2001, total loans amounted to € 24.800 thousand, and were split as follows:
Current Portion	1.902

Non-current portion	8.068
Related Parties non current (Note 8)	0
Parent Company Loan (Note 8)	14.830

Total	24.800

Medium/long term loans include loans from bank institutes for € 2.732 thousand and loans from other private financiers for € 7.238 thousand. They are detailed in the following table:

	Expiring date	Interest rate	Current portion	M/L term portion	Total

Key Bank	12/31/04	2%(* )	78	240	318
M&T Bank	12/31/04	2%(* )	228	682	910
Sumitomo Bank	11/20/03	1,875%	91	153	244
HypoVereinsbank(***)	2001/2007	4,00%-5,65%	256	792	1.048
Deutsche Bank(***)	2001	5,65%-5,95%	166	0	166
Isomura (bonds)	10/27/04	2%	853	4.836	5.689
Tauber	06/01/06	5%(** )	171	1.365	1.536
Other	indefinite	6%	13	0	13
MCAN (Laurentian Bank)	09/30/01	Prime rate+1%	46	0	46
.
TOTAL			1.902	8.068	9.970

(*)		Starting from 01/01/2004 the interests will be calculated at the Swiss prime rate.
(**)		Interests are charged starting from 06/01/03
(***)		Data refer to several loans. The column “Expiring date” show the nearest and the last expiring date of the loans. The column “Interest rate” shows for each bank the minimum and maximum rate applied.

Interest rates shown in the table above give evidence that MARKER Group is paying low interests on its indebtedness. As explained in the paragraph related to the financial situation, this is the result of the negotiations with banks before the date of the contribution, when bank institutes decided to allow particular conditions in order to facilitate Group restructuring.

18         Other payables

Other Payables as of March 31st, 2001, consist of the following:
Employees	236
Employees-incentives	91
Social Security Institutions	205
Tax Payables	187
Legal and other consultancy	45
Promotions	207
Insurance	99
Other	569

Total	1.639

19         Taxation

The tax asset referred to the fiscal benefit due to the losses carried forward in future fiscal periods has been reflected in the consolidated financial statements, as there is a reasonable certainty of realizing fiscal incomes in the near future at Marker Deutschland GmbH.

The following list shows the two scenarios of possible tax benefit due to losses carrryforward of Marker Deutschland GmbH:
	Best case	Worst Case

Tax loss M-Gemany 99/00	4 months	12 months
	-3.619	-1.812
Profit M-Germany 00/01	709	709
Residual tax loss	-2.910	-1.103
Used tax loss 2000/01	1.000	1.000
Unused residual tax losses M-Germany	-1.910	-103
Unused tax Benefit (45%)	860	46

Intercompany profit in stock prior year	1.996	-45%	-898
Unrealized exchange gains M-Germany	1.000	45%	450
Intercompany profit in stock (delta 00/01)	696	45%	313
IAS adjustment Inventory M-Germany	300	45%	135
Tax benefit due to losses carryforward	1.000	-45%	-450
Total deferred tax benefit 2000/01			-450

20         Accrued expenses and deferred income

Accrued expenses and deferred income as of March 31st, 2001, consist of the following :
Interest due to banks	349
Warranty	729
Personnel	788
Others	1.018
Deferred tax benefits	-450

Total	2.434

21         Net Equity

Deficit as of March 31st, 2001, amounts to € 4.856 thousand. Details in movements of share capital are shown in Annex 3, which forms part of these notes.
(a)	Share capital

The Share Capital as of March 31st , 2001 is resolved, subscribed and fully paid for € 1.249 thousand.

(b)	Foreign currency translation

This item presents a negative balance of € 475 thousands as of March 31st, 2001. This reserve represents the difference arising from the translation of the foreign currency consolidated financial statements.

A reconciliation between the parent company's share capital and earnings and the corresponding items of the consolidated financial statements is shown here below:
	March 31st, 2000 - March 31st, 2001
	Net Equity	Net Profit (Loss)

Statutory Financial Statements of MARKER International GmbH	1.319	2

Net Equity and results of the subsidiaries of the relating investment values	(3.223)	(302)

Exchange differences IC-receivables	978	1.078

Excess cost	(75)	(75)

Effect deriving from adjustment of goodwill booked in MARKER Int. GmbH	3.144	2.358

Set-off of Intercompany profit	(715)	1.280

Extraordinary intercompany income booked in MARKER Int.	(6.833)	(4.854)

IAS Adjustments	549	638

Other Consolidation Adjustments		(102)

Consolidated Financial Statements of MARKER International GmbH	(4.856)	23

22         Net Sales

Net sales of products and services, net of returns, amount to € 68.706 thousand. They are as follows, split per geographic area:
Europe	27.127
North America	28.071
Other Countries	13.508

68.706

Net sales for lines of products are split as follows:
	Sales amount	Percentage

Ski bindings	47.335	69%
Skates	2.730	4%
Ski	6.095	9%
Parts and accessories	1.138	2%
Boots	5.195	7%
Clothing	202	0%
Tennis	506	1%
Trekking	650	1%
Snowboard	384	1%
Others	4.471	6%

	68.706	100%

MARKER Group produces only skibindings, the other products being purchased from other suppliers, in particular from related companies of Tecnica and Volkl Group. During year 2000, MARKER Group has started to sell products purchased from its related companies. This strategy enables the Group to benefit from commercial synergies, consisting in the reduction of selling expenses, and the possibility of offering to the client a complete range of winter sporting articles.

23         Cost of Sales

Cost of sales as of March 31st, 2001 is comprised of cost of raw materials, all direct and indirect production labor costs, ancillary materials and consumables, utilities, maintenance, etc. The cost of sales include also changes in inventory.

It is split as follows in its basic components:
Raw material	5.613
Direct production costs	1.556
Overheads	2.342
Finished products	33.026
Other costs of sales	112

42.649

24         Personnel

At March 31st, 2001 the work force stood at 379 people.

Below is the detail by department of the number of employees:
	Totals number of persons
	Full-timers	Part-timers	Total

Production	210	13	223
Selling	49	2	51
Warehouse and shipping	12	4	16
General and administration	71	7	78
R&D	11	0	11

Total personnel	353	26	379

25         Selling Expenses

This item amounts to € 10.172 thousand and is split as follows:
Wages & Benefits	2.621
Agents’ commissions	215
Travel & Entertainment	446
Advertising	1.933
Trade Shows	244
Endorsements / Competition	525
Warranty	366
Other Selling Expenses	3.821

10.172

26         Warehouse and shipping

This item amounts to € 1.875 thousand and is split as follows:
Rent / Lease Expense/Storage	100
Supplies Expense	58
Other Warehouse and Shipping	1.716

1.874

27         General and Administration

This item amounts to € 8.927 thousand and is split as follows:
Wages & Benefits	3.720
Insurance	338
Product Liability Expense	365
Rent / Lease Expense	1.381
Consulting Fees	683
Other G&A	2.440

8.927

28         Other Operating Expenses

Research and Development costs amount to € 1.405 thousand, mainly due to research and development activities for the implementation and improvement of finished products. All R&D activities are carried out at the German production plant in Eschenlohe.

29         Financial Expenses

This item amounts to € 3.772 thousand and is split as follows:
Interest Income Other	914

Short term bank Interest Expenses	2.770
Long term bank Interest Expenses	88
Other Interest Expenses	0

Total Interest Expenses	3.772

30         Other income/expenses

The amount of € 614 thousand mainly refer to net exchange differences recorded in the period.

31         Taxation

The income tax for the 12 months period ended March 31st, 2001 amounts to € 497 thousand.
Current taxes		49
Total deferred tax benefit 2000/01	-450
Deferred tax benefit prior year	898	448

Total income taxes		497

32         Post Closing events

No important post closure events occurred.

33         Commitments

The Group is committed with the following lease payments under operating leasing or under other rental contracts (thousand of €):
2001/2002	1.698
2002/2003	1.498
2003/2004	1.188
2004/2005	999
2005/2006	987

6.370

The most significant yearly installment refer to the production building in Eschenlohe, which amounts to € 851 thousand.

34         Reconciliation to US GAAP

The basis of the preparation of these consolidated financial statements is set out in Note 3 through Note 5.  These accounting policies vary in certain important respects from the accounting principles generally accepted in the United States (“US GAAP”).  The material differences affecting the profit and loss account and shareholders’ equity between generally accepted accounting principles followed by the Group and those generally accepted in the United States are summarized below.

The Group granted an equity compensation plan to one manager, as stated in the employment agreement between the parent company, Marker International GmbH, and the manager.

Acccording to this agreement, the manager has received during the period a minority interest in the parent company and, under some established conditions, he will receive additional portions of Marker International GmbH’s share capital at the end of each business period and within the date of termination of the employment agreement.  In case the manager decides to terminate the agreement before its expiring date, Marker International GmbH shall pay to him a fixed amount for buying back the shares, or, alternatively, can accept that the manager maintains the equity for future fair market value.

Based on the employment agreement, in case CT Holding (which is Marker International GmbH’s parent company) shall complete the acquisition of the 15% interest actually owned by the former holding company (Note 1), a further 5% of Marker International GmbH’s share capital will be made available to the manager at a price equal to the fair value, as determined in the transaction.

IAS do not require the recognition of the fair value of equity compensation plans in the financial statements.  According to US GAAP, the equity shares under these plans would be valued at their fair value and would be accounted for as an expense of the period in which they have been recognized to the employee.  No effect would derive to the consolidated shareholders’ equity, as the fair value of the shares would correspondingly increase the retained earnings.

During the period ended March 31, 2000, the manager received 2% of Marker International GmbH’s share capital.  These shares have been transferred to the manager in connection with the closing of the Asset Purchase Agreement, under which the contribution of Marker operating subsidiaries to Marker International GmbH was realized (Note 3), and represent the compensation to the manager for continuing employment with Marker.  For the period ended March 31, 2001, an additional 1% of Marker International GmbH’s share capital was received by the manager.

The fair value of these shares is determined to be about Euro 369 thousand for the fiscal year ended March 31, 2000 and Euro 201 thousand for the fiscal year ended March 31, 2001, based on the value attributed to the assets transferred to Marker International GmbH in the above-referred transaction.

According to the employment agreement, Marker International GmbH shall pay to the manager about Euro 313 thousand in case he leaves the Company after March 31, 2001, i.e., before the termination of the agreement.

There is no income tax effect on the fair value of the granted shares.

RECONCILIATION TO GENERALLY ACCEPTED ACCOUNTING
PRINCIPLES IN THE UNITED STATES
(thousands of Euro)

CONSOLIDATED NET RESULT:

	March 31, 2001	March 31, 2000

CONSOLIDATED NET RESULT IN ACCORDANCE WITH IAS	23	(5.652

Adjusted as follows:
Fair value of the shares granted to one manager according to an equity compensation plan	(201)	(369)

NET RESULT UNDER US GAAP	(178)	(6.021)

STATEMENT OF CHANGES IN CONSOLIDATED SHAREHOLDERS’ DEFICIT UNDER US GAAP:

BEGINNING BALANCE	(4.433)	1.249

Additional paid-in capital – fair value of the shares granted to the manager	201	369

Translation Differences	(446)	(30)

Result of the period	(178)	(6.021)

Balance as of March 31, 2001 and 2000	(4.856)	(4.433)

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

Annex 1

MARKER Group

Companies included in the Consolidated Financial Statements

Company	Capital Share in Local Currency	Ownership Interest

MARKER International GmbH Ruessensrasse 66340 Baar Switzerland	CHF 2.000.000	Parent Company

MARKER Deutschland GmbH Olympiastrasse 2, 82438 Eschenlohe Germany	DEM 5.000.000	100%

MARKER Austria Ges.m.b.h. Gewerbestrasse 13, 5550 Radstadt Austria	ATS 1.000.000	100%

MARKER Canada Ltd Cote de Liesse, Suite 100 St. Laurent, Quebec-Canada	CAD 2.250.100	100%

MARKER USA Inc. P.O. Box 26548, 1070 West 2300 South 84119, Salt Lake City, Utah-USA	USD $1.000	100%

MARKER Japan Co. Ltd 1-1-3 Toranomon Minato-Ku/Isomura building J-000 Tokio 105 Japan	USD $1.000	100%

Annex 2

MARKER Group

Property, Plants and Equipement - Movements of the Period
(in thousands of €):

	Beginning Balances	Original cost Transfers or Additions	Disposals	Final

Land and building	2.096	11		2.107
Machinery & Equipment	16.561	1.968	(117)	18.412
Plant & Equipment	1.327	271	(264)	1.334
Motor Vehicles	199	70	(174)	95
Office furniture & Equipment	1.504	60	(172)	1.392

Balance	21.688	2.379	(727)	23.340

	Beginning Balances	Depreciation Expense	Accumulated Depreciation on Disposal	Final	Net Book Value Beginning	Translation adjustments	Net Book Value Final

Land and building	959	179	0	1.138	1.138	0	969
Machinery & Equipemt	12.939	2.116	(118)	14.936	3.622	0	3.476
Equipment	754	140	(195)	700	573	0	633
Motor Vehicles	144	4	(57)	90	55	0	5
Office furniture & Equipment	1.039	240	(152)	1.128	465	0	264

Balance	15.835	2.679	(522)	17.992	5.852	0	5.347

Annex 3

MARKER Group

Consolidated Statements of Changes in Shareholders' Deficit for the 12 Months
Period Ended March 31st, 2001
(Thousands of  €)

	Share Capital	Foreign Currency Translation	Retained Earnings	Net profit (loss) for the year	Total Shareholders' equity

Beginning Balance	1.249	(30)	(5.652)	-	(4.433)
Translation Differences	-	(446)	-	-	(446)
Loss for the period	-	-	-	23	23

Balance as of March 31st, 2001	1.249	(476)	(5.652)	23	(4.856)

SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Salt Lake and the State of Utah on September 14, 2001.

MKR HOLDINGS

By:	/s/ Kevin Hardy

Kevin Hardy
President and Chief Financial Officer

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin Hardy	President (Principal Executive Officer) and Chief Financial	September 14, 2001
Officer (Principal Financial and Accounting Officer)
Kevin Hardy

/s/ Henry E. Tauber	Director	September 14, 2001

Henry E. Tauber

/s/ Louis M. Alpern	Director	September 14, 2001

Louis M. Alpern