Form 10-Q
period 2001-09-30
MKR HOLDINGS
filed 2001-11-14
CIK 925172

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Yes ☒                                                    No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at November 14, 2001
Common Stock, $0.01 par value	11,102,077

MKR HOLDINGS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MKR HOLDINGS

STATEMENTS OF NET ASSETS IN LIQUIDATION

(Dollars in Thousands, Except Share and Per Share Amounts)

	September 30,	March 31,
	2001	2001
	(Unaudited)
Assets:
Cash and cash equivalents	$14	$261
Prepaid insurance	7	29
Investment in Marker International GmbH	2,480	2,480
Total assets in liquidation	2,501	2,770

Liabilities:
Accounts payable and accrued liabilities	81	321
Advances payable to Marker International GmbH	452	365
Total liabilities in liquidation	533	686

Net assets in liquidation	$1,968	$2,084

Net assets in liquidation per common share (based on 11,102,077 common shares outstanding)	$.18	$.19

The accompanying note to the interim financial statements is an integral part of these statements.

MKR HOLDINGS

STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

(Dollars in Thousands)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2001	2000	2001	2000
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

General and administrative expenses	91	34	116	40

Net change in net assets for the periods	91	34	116	40

Net assets at the beginning of the periods	2,059	2,662	2,084	2,668

Net assets at the end of the periods	$1,968	$2,628	$1,968	$2,628

The accompanying note to the interim financial statements is an integral part of these statements.

NOTE 1.  INTERIM FINANCIAL STATMENTS

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

In the opinion of management, the accompanying financial statements include all normal adjustments considered necessary to present fairly the net assets in liquidation as of September 30, 2001 and March 31, 2001 and the changes in net assets in liquidation for the three months ended September 30, 2001 and 2000 and for the six months ended September 30, 2001 and 2000.

The statements of changes in net assets in liquidation for the three months ended September 30, 2001 and 2000 and for the six months ended September 30, 2001 and 2000 are not necessarily indicative of the results for the full fiscal year.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s last annual report on Form 10-K, as filed with the SEC on July 16, 2001.

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

On November 30, 1999 (the “Closing Date”), the Company sold substantially all of its assets (including the equity securities of its subsidiaries) to Marker International GmbH, a GmbH organized under the laws of Switzerland (“Newco”), pursuant to an asset purchase agreement (as amended by the Amendment to the Asset Purchase Agreement dated as of September 20, 1999; the “Purchase Agreement”) between the Company and Newco.  In exchange, Newco assumed substantially all of the liabilities of the Company and the Company received a 15% equity interest in Newco.  The remaining 85% equity interest in Newco is held by CT Sports Holding AG (“CT”), a joint venture between Tecnica S.p.A. and H.D. Cleven, the principal shareholder of the Völkl Group.  Pursuant to the Purchase Agreement, CT was required to contribute to Newco $15,000,000 in cash for its 85% equity interest in Newco.  After taking into account CT’s purchase of 66.66% of Marker Canada in June 1999 for $1,025,501, CT contributed $13,974,499 to Newco in a combination of debt and equity.

In connection with the Purchase Agreement, the Company and CT entered into an operating agreement which, among other things, grants CT an option (the “Option”) to purchase the Company’s 15% equity interest in Newco at any time on or after November 30, 2001, at the then fair market value, subject to reduction in an amount equal to the sum of: (a) any indemnity obligations of the Company to Newco, (b) all unreimbursed advances from Newco for operating and administrative expenses (currently estimated to be approximately $300,000 per year) and costs of defending indemnifiable claims, if any, incurred by Newco, together with interest thereon, (c) all advances by Newco to the Company to pay any income tax liability, together with interest thereon, plus (d) $775,000.  Thereafter, the Company will be liquidated and the net proceeds of the exercise of the Option will be distributed to the shareholders of the Company in liquidation.  In determining fair market value, all of CT’s $15,000,000 contribution will be considered equity.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition

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

On November 30, 1999 (the “Closing Date”), the Company sold substantially all of its assets (including the equity securities of its subsidiaries) to Marker International GmbH, a GmbH organized under the laws of Switzerland (“Newco”), pursuant to an asset purchase agreement (as amended by the Amendment to the Asset Purchase Agreement dated as of September 20, 1999; the “Purchase Agreement”) between the Company and Newco.  In exchange, Newco assumed substantially all of the liabilities of the Company and the Company received a 15% equity interest in Newco.  The remaining 85% equity interest in Newco is held by CT Sports Holding AG (“CT”), a joint venture between Tecnica S.p.A. and H.D. Cleven, the principal shareholder of the Völkl Group.  Pursuant to the Purchase Agreement, CT was required to contribute to Newco $15,000,000 in cash for its 85% equity interest in Newco.  After taking into account CT’s purchase of 66.66% of Marker Canada in June 1999 for $1,025,501, CT contributed $13,974,499 to Newco in a combination of debt and equity.

In connection with the Purchase Agreement, the Company and CT entered into an operating agreement which, among other things, grants CT an option (the “Option”) to purchase the Company’s 15% equity interest in Newco at any time on or after November 30, 2001, at the then fair market value, subject to reduction in an amount equal to the sum of: (a) any indemnity obligations of the Company to Newco, (b) all unreimbursed advances from Newco for operating and administrative expenses (currently estimated to be approximately $300,000 per year) and costs of defending indemnifiable claims, if any, incurred by Newco, together with interest thereon, (c) all advances by Newco to the Company to pay any income tax liability, together with interest thereon, plus (d) $775,000.  Thereafter, the Company will be liquidated and the net proceeds of the exercise of the Option will be distributed to the shareholders of the Company in liquidation.  In determining fair market value, all of CT's $15,000,000 contribution will be considered equity.

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

Each year, Newco’s fair market value is estimated by an independent appraiser engaged by the Company.  Based on the appraiser’s valuation of Newco, management then determines the liquidation value of the Company by taking 15% of Newco’s fair market value and subtracting amounts computed pursuant to items (a) through (d) set forth above.  As of March 31, 2001, Newco was valued by the Company’s independent appraiser at approximately $21.7 million.  Based on this valuation, the Company’s 15% equity interest in Newco (the “Investment”) is approximately $3.255 million (i.e., 15% of Newco’s appraised fair market value).  Management thus estimates that as of March 31, 2001, the liquidation value of the Company was no more than approximately $2.115 million, or $3.255 million less $775,000 and the $365,000 in funds previously advanced by Newco to the Company.  If Newco advances additional sums to the Company, or if the appraisal of Newco changes in a subsequent annual valuation, the liquidation value of the Company will be changed accordingly.  The foregoing discussion is set forth herein as an estimate only.  The actual liquidation value of the Company, when such liquidation occurs, may differ materially from the current estimated value contained herein.  The financial statements of Newco were filed on September 18, 2001 in an amendment to our Form 10-K for the fiscal year ended March 31, 2001.

Results of Operations

As discussed in Note 1 to the interim financial statements, the Company is no longer engaged in the conduct of business and operates for the sole purpose of holding and subsequently liquidating its assets.  Since December 1, 1999, the Company’s financial statements have been reported in accordance with the liquidation basis of accounting.

Liquidity and Capital Resources

The Company’s primary cash needs are for administrative expenses and professional fees incurred in preparing the Company’s monthly financial statements and in connection with its required SEC filings.

The Company’s sole source of working capital is advances from Newco.  Pursuant to the Purchase Agreement, Newco is obliged to lend up to $300,000 annually to the Company for its operations and associated expenses, at an interest rate of 5%.  This obligation extends until November 30, 2001, the second anniversary of the Closing Date.  As of September 30, 2001, the Company had received $439,000 in advances from Newco.  The Company believes that it will have adequate financing to fund the required activities of the Company on an annual basis until November 30, 2001, absent unanticipated or extraordinary circumstances.  The funds advanced from Newco to the Company will reduce the amount to be received by the Company upon the exercise of the Option, if the Option is exercised.  The Company currently has no commitments from any other party to fund the Company’s operations after November 30, 2001.  If CT does not exercise its Option on November 30, 2001, or shortly thereafter, the Company will be forced to obtain capital to fund its operations from third parties other than Newco.  The Company may not be able to obtain the required funds on as favorable terms as Newco’s, or at all.  If the Company is unable to obtain financing, there is no guarantee it will be able to sustain its operations.

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

Since August 3, 2000, the Company has operated under the ticker symbol MKRH.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Risk – The Company no longer has any significant exposure to market risks for changes in interest rates since the Company’s borrowings from Newco are at a fixed rate of 5%.

Item 6.  Exhibits and Reports on Form 8-K

a)             Exhibits:

99.1  Valuation of Marker International GmbH as of March 31, 2001. *

                b)            Reports filed on Form 8-K:

None.

______________________

*              Filed previously on Form 10-K/A on September 18, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MKR HOLDINGS

Registrant

Dated: November 14, 2001	/s/ Kevin Hardy
Kevin Hardy
President and Chief Financial Officer