Form 10-Q
period 2001-12-31
MKR HOLDINGS
filed 2002-02-13
CIK 925172

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

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

(801) 972-2100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.

Yes   ☒                  No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at February 12, 2002
Common Stock, $0.01 par value	11,102,077

MKR HOLDINGS

TABLE OF CONTENTS

Part I - Financial Information

Item 1. Financial Statements

Statements of Net Assets in Liquidation As of December 31, 2001 (Unaudited) and March 31, 2001

Statements of Changes in Net Assets in Liquidation (Unaudited) For the Three Months Ended December 31, 2001 and 2000 and For the Nine Months Ended December 31, 2001 and 2000

Note to the Interim Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K

Signature

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MKR HOLDINGS

STATEMENTS OF NET ASSETS IN LIQUIDATION

(Dollars in Thousands, Except Share and Per Share Amounts)

	December 31,	March 31,
	2001	2001
	(Unaudited)
Assets:
Cash and cash equivalents	$7	$261
Prepaid insurance	50	29
Investment in Marker International GmbH	2,480	2,480
Total assets in liquidation	2,537	2,770

Liabilities:
Accounts payable and accrued liabilities	-	321
Advances payable to Marker International GmbH	697	365
Total liabilities in liquidation	697	686

Net assets in liquidation	$1,840	$2,084

Net assets in liquidation per common share (based on 11,102,077 common shares outstanding)	$.17	$.19

The accompanying note to the interim financial statements is an integral part of these statements.

MKR HOLDINGS

STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

(Dollars in Thousands)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2001	2000	2001	2000
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

General and administrative expenses	128	73	244	113

Net change in net assets for the periods	128	73	244	113

Net assets at the beginning of the periods	1,968	2,628	2,084	2,668

Net assets at the end of the periods	$1,840	$2,555	$1,840	$2,555

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

In the opinion of management, the accompanying financial statements include all normal adjustments considered necessary to present fairly the net assets in liquidation as of December 31, 2001 and March 31, 2001 and the changes in net assets in liquidation for the three months ended December 31, 2001 and 2000 and for the nine months ended December 31, 2001 and 2000.

The statements of changes in net assets in liquidation for the three months ended December 31, 2001 and 2000 and for the nine months ended December 31, 2001 and 2000 are not necessarily indicative of the results for the full fiscal year.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s last annual report on Form 10-K, as filed with the SEC on July 16, 2001.

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

In connection with the Purchase Agreement, the Company and CT entered into an operating agreement which, among other things, granted CT an option (the “Option”) to purchase the Company’s 15% equity interest in Newco at any time on or after November 30, 2001, at the then fair market value, subject to reduction in an amount equal to the sum of: (a) any indemnity obligations of the Company to Newco, (b) all unreimbursed advances from Newco for operating and administrative expenses (currently estimated to be approximately $300,000 per year) and costs of defending indemnifiable claims, if any, incurred by Newco, together with interest thereon, (c) all advances by Newco to the Company to pay any income tax liability, together with interest thereon, plus (d) $775,000.  The Option became exercisable on November 30, 2001, but as of February 8, 2002, had not been exercised.  If CT exercises the Option and purchases the Company’s 15% equity interest in Newco, the Company will be liquidated and the net proceeds of the exercise of the Option will be distributed to the shareholders of the Company in liquidation.  In determining fair market value, all of CT’s $15,000,000 contribution to Newco will be considered equity.

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

Each year, Newco’s fair market value is estimated by an independent appraiser engaged by the Company.  Based on the appraiser’s valuation of Newco, management then determines the liquidation value of the Company by taking 15% of Newco’s fair market value and subtracting amounts computed pursuant to items (a) through (d) set forth above.  As of March 31, 2001 (the last date Newco was appraised), Newco was valued by the Company’s independent appraiser at approximately $21.7 million.  Based on this valuation, the Company’s 15% equity interest in Newco (the “Investment”) was approximately $3.255 million (i.e., 15% of Newco’s appraised fair market value).  Management thus estimates that as of March 31, 2001, the liquidation value of the Company was no more than approximately $2.115 million, or $3.255 million less $775,000 and the $365,000 in funds advanced by Newco to the Company prior to March 31, 2001.  As of December 31, 2001, Newco had advanced a total of $667,000 to the Company.  If the appraisal of Newco on March 31, 2001, $21.7 million, remained the same on December 31, 2001, then the liquidation value of the Company would be no more than approximately $1.813 million (less the expenses of liquidation), or $3.255 million less $775,000 and the $667,000 in funds advanced by Newco to the Company as of December 31, 2001.  The foregoing discussion of the Company’s liquidation value is set forth herein only as an estimate of such value.  The actual liquidation value of the Company, when such liquidation occurs, may differ materially from the current estimated value contained herein.

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

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144).  SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and, generally, are to be applied prospectively.  The Company believes the adoption of SFAS 144 will have no material impact on its financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition

Overview

Prior to November 30, 1999, MKR Holdings, then Marker International (the “Company”) was a holding company which operated its business through its subsidiaries, Marker Deutschland GmbH (“Marker Germany”), Marker USA, Inc. (“Marker USA”), Marker Ltd., Marker Japan Co. Ltd. (“Marker Japan”), Marker Austria GmbH (“Marker Austria”) and Marker Canada, Ltd. (“Marker Canada”).  The Company and its subsidiaries were a leading designer, developer, manufacturer and marketer of alpine ski bindings in North America, Europe and Asia.  Substantially all of the Company’s ski bindings were manufactured by Marker Germany, which distributed bindings in Germany to subsidiaries of the Company and to independent distributors in countries where the Company did not have a distribution subsidiary.

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

In connection with the Purchase Agreement, the Company and CT entered into an operating agreement which, among other things, granted CT an option (the “Option”) to purchase the Company’s 15% equity interest in Newco at any time on or after November 30, 2001, at the then fair market value, subject to reduction in an amount equal to the sum of: (a) any indemnity obligations of the Company to Newco, (b) all unreimbursed advances from Newco for operating and administrative expenses (currently estimated to be approximately $300,000 per year) and costs of defending indemnifiable claims, if any, incurred by Newco, together with interest thereon, (c) all advances by Newco to the Company to pay any income tax liability, together with interest thereon, plus (d) $775,000.  The Option became exercisable on November 30, 2001, but as of February 8, 2002, had not been exercised.  If CT exercises the Option and purchases the Company’s 15% equity interest in Newco, the Company will be liquidated and the net proceeds of the exercise of the Option will be distributed to the shareholders of the Company in liquidation.  In determining fair market value, all of CT’s $15,000,000 contribution to Newco will be considered equity.

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

Each year, Newco’s fair market value is estimated by an independent appraiser engaged by the Company.  Based on the appraiser’s valuation of Newco, management then determines the liquidation value of the Company by taking 15% of Newco’s fair market value and subtracting amounts computed pursuant to items (a) through (d) set forth above.  As of March 31, 2001 (the last date Newco was appraised), Newco was valued by the Company’s independent appraiser at approximately $21.7 million.  Based on this valuation, the Company’s 15% equity interest in Newco (the “Investment”) was approximately $3.255 million (i.e., 15% of Newco’s appraised fair market value).  Management thus estimates that as of March 31, 2001, the liquidation value of the Company was no more than approximately $2.115 million, or $3.255 million less $775,000 and the $365,000 in funds advanced by Newco to the Company prior to March 31, 2001.  As of December 31, 2001, Newco had advanced a total of $667,000 to the Company.  If the appraisal of Newco on March 31, 2001, $21.7 million, remained the same on December 31, 2001, then the liquidation value of the Company would be no more than approximately $1.813 million (less the expenses of liquidation), or $3.255 million less $775,000 and the $667,000 in funds advanced by Newco to the Company as of December 31, 2001.  The foregoing discussion of the Company’s liquidation value is set forth herein only as an estimate of such value.  The actual liquidation value of the Company, when such liquidation occurs, may differ materially from the current estimated value contained herein.  The financial statements of Newco were filed on September 18, 2001 in an amendment to the Company’s Form 10-K for the fiscal year ended March 31, 2001.

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

The Company’s sole source of working capital is advances from Newco.  Pursuant to the Purchase Agreement, Newco was obligated through November 30, 2001 to lend up to $300,000 annually to the Company for its operations and associated expenses, at an interest rate of 5%.  Although not required by the terms of the Purchase Agreement and the operating agreement of Newco, Newco may continue to lend additional funds for such purposes subsequent to November 30, 2001, which to date Newco has continued to do.  The funds advanced from Newco to the Company, plus the interest thereon, will reduce the amount to be received by the Company upon the exercise of the Option, if the Option is exercised, on a dollar for dollar basis.  If Newco does not continue to advance additional funds to the Company, the Company will be forced to obtain capital to fund its operations from third parties other than Newco.  If the Company is unable to obtain financing from Newco or other parties and the option is not exercised, the Company will not be able to sustain its operations and will be forced to liquidate its assets, pay its debts and distribute the balance of its assets to the shareholders of the Company in liquidation.  It is possible in such a case, that the Company will be required to distribute some or all of its assets in-kind.

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

Foreign Currency Exchange Rate Risk — The functional currency of Newco is the Euro.  As a result, the value of the Company’s Investment in Newco is subject to foreign currency fluctuations between the U.S. Dollar and the Euro, which could have a material impact on the fair value of the Company’s Investment.

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

MKR HOLDINGS
Registrant

Dated: February 13, 2002	/s/ Kevin Hardy
Kevin Hardy
President and Chief Financial Officer